Form 10-Q
period 2008-07-31
Eaglecrest Resources, Inc.
filed 2008-12-12
CIK 1436164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 082-00603

EAGLECREST RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	26-2626737 (I.R.S. Employer Identification No.)

340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines

(Address of principal executive offices)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)

Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of July 31, 2008: 10,000,000

		Eaglecrest Resources, Inc.
		INDEX TO THE FORM 10-Q
		For the quarterly period ended July 31, 2008
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Condensed Balance Sheets	F-2
		Condensed Statements of Operations	F-3
		Condensed Statements of Cash Flow	F-4
		Notes to the Condensed Financial Statements	F-5
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	11
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	12
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	12
	ITEM 4T.	CONTROLS AND PROCEDURES	12
PART II	OTHER INFORMATION		12
	ITEM 1.	LEGAL PROCEEDINGS	12
	ITEM 1A.	RISK FACTORS
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	12
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
	ITEM 5.	OTHER INFORMATION	12
	ITEM 6.	EXHIBITS	13
		SIGNATURES	14

CERTAIN DEFINITIONS

Below is a list of mining terms common in our industry, and used in this Quarterly Report.

Archean. Of or belonging to the earlier of the two divisions of Precambrian time, from approximately 3.8 to 2.5 billion years ago, marked by an atmosphere with little free oxygen, the formation of the first rocks and oceans, and the development of unicellular life. Of or relating to the oldest known rocks, those of the Precambrian Eon, that are predominantly igneous in composition.

Assaying. Laboratory examination that determines the content or proportion of a specific metal (ie: gold) contained within a sample. Technique usually involves firing/smelting.

Conglomerate. A coarse-grained clastic sedimentary rock, composed of rounded to subangular fragments larger than 2 mm in diameter (granules, pebbles, cobbles, boulders) set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica, or hardened clay; the consolidated equivalent of gravel. The rock or mineral fragments may be of varied composition and range widely in size, and are usually rounded and smoothed from transportation by water or from wave action.

Cratons. Parts of the Earth's crust that have attained stability, and have been little deformed for a prolonged period.

Development Stage. A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Dolomite Beds. Dolomite beds are associated and interbedded with limestone, commonly representing postdepositional replacement of limestone.

Doré. Unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold.

Dyke or Dike. A tabular igneous intrusion that cuts across the bedding or foliation of the country rock.

Exploration Stage. An “exploration stage” prospect is one which is not in either the development or production stage.

Fault. A break in the continuity of a body of rock. It is accompanied by a movement on one side of the break or the other so that what were once parts of one continuous rock stratum or vein are now separated. The amount of displacement of the parts may range from a few inches to thousands of feet.

Feldspathic. Said of a rock or other mineral aggregate containing feldspar.

Fold. A curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

Foliation. A general term for a planar arrangement of textural or structural features in any type of rock; esp., the planar structure that results from flattening of the constituent grains of a metamorphic rock.

Formation. A distinct layer of sedimentary rock of similar composition.

Gabbro. A group of dark-colored, basic intrusive igneous rocks composed principally of basic plagioclase (commonly labradorite or bytownite) and clinopyroxene (augite), with or without olivine and orthopyroxene; also, any member of that group. It is the approximate intrusive equivalent of basalt. Apatite and magnetite or ilmenite are common accessory minerals.

Geochemistry. The study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

Geophysicist. One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Geotechnical. The study of ground stability.

Gneiss. A foliated rock formed by regional metamorphism, in which bands or lens-shaped strata or bodies of rock of granular minerals alternate with bands or lens-shaped strata or bodies or rock in which minerals having flaky or elongate prismatic habits predominate.

Granitic. Pertaining to or composed of granite.

Heap Leach. A mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed that dissolve metals such as gold and copper; the solutions containing the metals are then collected and treated to recover the metals.

Intrusions. Masses of igneous rock that, while molten, were forced into or between other rocks.

Kimberlite. A blue/gray igneous rock that contains olivine, serpentine, calcite and silica and is the principal original environment of diamonds.

Lamproite. Dark-colored igneous rocks rich in potassium and magnesium.

Lithospere. The solid outer portion of the Earth.

Mantle. The zone of the Earth below the crust and above the core.

Mapped or Geological. The recording of geologic information such as the distribution and nature of rock. Mapping. Units and the occurrence of structural features, mineral deposits, and fossil localities. Metavolcanic. Said of partly metamorphosed volcanic rock.

Migmatite. A composite rock composed of igneous or igneous-appearing and/or metamorphic materials that are generally distinguishable megascopically.

Mineral. A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization. A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mineralized Material. The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Mining. Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Outcrop. That part of a geologic formation or structure that appears at the surface of the earth.

Pipes. Vertical conduits.

Plagioclase. Any of a group of feldspars containing a mixture of sodium and calcium feldspars, distinguished by their extinction angles.

Probable Reserve. The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Production Stage. A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Proterozoic. Of or relating to the later of the two divisions of Precambrian time, from approximately 2.5 billion to 570 million years ago, marked by the buildup of oxygen and the appearance of the first multicellular eukaryotic life forms.

Reserve. The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Sedimentary. Formed by the deposition of sediment.

Shear. A form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact.

Sill. A concordant sheet of igneous rock lying nearly horizontal. A sill may become a dike or vice versa.

Strike. The direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

Strip. To remove overburden in order to expose ore.

Till. Generally unconsolidated matter, deposited directly by and underneath a glacier without subsequent reworking by meltwater, and consisting of a mixture of clay, silt, sand, gravel, and boulders ranging widely in size and shape.

Unconformably. Not succeeding the underlying rocks in immediate order of age or not fitting together with them as parts of a continuous whole.

Vein. A thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

Wall Rock. The rock adjacent to a vein.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

EAGLECREST RESOURCES, INC. (An Exploration Stage Company) INTERIM FINANCIAL STATEMENTS

July 31, 2008

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	(Unaudited)	(Audited)
	July 31	January 31
	2008	2008

ASSETS
Current Assets
Cash	0	0

Total Current Assets	0	0

Fixed Assets	0	0

Total Assets	0	0

CURRENT
LIABILITIES
Accounts Payable	3,500	0
Directors Loan	18,537	7,500

Total Current Liabilities	22,037	7,500

Long term Liabilities	0	0

Total Liabilities	22,037	7,500

EQUITY
100,000,000 common
shares authorized with a
par value of $0.001 per
share
10,000,000 common
shares issued and
outstanding as of
July 31, 2008	10,000	10,000
Additional Paid-in
Capital	(5,000)	(5,000)
Retained Earnings
(Loss)	(27,037)	(12,500)

Total Stockholders
Equity (Deficit)	(22,037)	(7,500)

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(An Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Stated in US Dollars)

	For the Three-		From inception
	Month Period	For the Six-Month	(August 22, 2007)
	Ended	Period Ended	to
	July 31, 2008	July 31, 2008	July 31, 2008

Revenue	0	0	0

Expenses
Professional Fees	14,537	14,537	19,537
Corporate Fees	0	0	2,500

Total Expenses	14,537	14,537	22,037

Other Income and
Expenses

Impairment (Loss) of
Mineral Rights	-	-	(5,000)

Net Income (Loss)	(14,537)	(14,537)	(27,037)

Basic & Diluted (Loss)
Per Common Share	(0.001)	(0.001)	(0.002)

Weighted Average Number
of Common Shares
Outstanding	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC. (An Exploration Stage Company) CONDENSED STATEMENTS OF CASH FLOW (Stated in US Dollars)

	For the Three-Month	For the Six-Month	From inception
	Period Ended	Period Ended	(June 8, 2006) to
	July 31, 2008	July 31, 2008	July 31, 2008

Operating Activities
Net Income (Loss)	(14,537)	(14,537)	(22,037)
Recognition of an Impairment Loss
(Mineral Claims)	-	-	(5,000)
Accounts Payable and Accrued
Liabilities	14,537	14,537	27,037

Net Cash used by Operating
Activities	0	0	0

Investing Activities
Purchase of Mineral Claim	-	-	(5,000)
Impairment (Loss) of Mineral Rights		-	5,000

Net Cash used by Investing
Activities	0	0	0

Financing Activities
Issuance of 30,000,000 Common
Shares @ $0.0005 Per Common
Share	-
Additional Paid-in Capital	-
Repurchase of Common Shares	-

Net Cash provided from Financial
Activities	0	0	0

Cash/Cash Equivalents,
Beginning of Period	0	0	0

Cash/Cash Equivalents,
End of Period	0	0	0

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS (Stated in US Dollars)

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Eaglcrest Resources, Inc. (the “Company”) was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties in North America. The Company was formed to engage in the exploration of mineral properties.

NOTE 2 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2008 audited financial statements. The results of operations for the periods ended July 31, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 3

GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Eaglecrest Resources, Inc. (“we,” “us”, “our” or similar terms) was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties. Our principal executive offices are located at 340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines. Our telephone number is (702) 973-1583.

On July 14, 2008, our Registration Statement on Form S-1 was declared effective, allowing our sole shareholder to sell 5,000,000 shares of our common stock at a price of $0.10 per share.

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this quarterly report. In addition to the historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

FULL FISCAL YEARS

Liquidity

We do not know of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way

We do not have any material unused sources of liquid assets. We currently can not satisfy our cash requirements for the next three (3) months. However, we anticipate we will have to raise additional funds of approximately $300,000 during the next twelve (12) months to meet our cash requirements.

We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or available on acceptable terms.

Capital Resources

We do not currently have any material commitments for capital expenditures as of the end of the latest fiscal period. We are also not aware of any material trends, favorable or unfavorable, in our capital resources nor do we expect any material changes in the mix and relative cost of such resources.

Results of Operations

We currently have no revenue from operations. We are in a start-up phase we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in August 2007.

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We anticipate that we will incur $10,000.00 for operating expenses over the next twelve (12) month period, including professional legal and accounting expenses associated with compliance with our continuing periodic reporting requirements.

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected or could materially affect the amount of our reported income from continuing operations. We are also not aware of any trends or uncertainties that have had or that we reasonably expect will have a material favorable or unfavorable impact on our net sales or revenues or income from continuing operations.

Inflation and changing prices have not impacted our net sales and revenues or our income from continuing operations.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At July 31, 2008, we had working deficit of $(22,037) compared to working deficit of $(7,500) at January 31, 2008. At both July 31, 2008 and January 31, 2008, our total assets were $NIL.

At July 31, 2008, our total current liabilities increased to $(22,037) as compared with $(7,500) at January 31, 2007 as a result of accounts payable of $3,500 and director’s loan(s) in the amount of $18,537.

We have had $NIL revenue from inception.

We posted a loss of $(14,537) for the quarter ended July 31, 2008. Since we were incorporated on August 22, 2007, we have no comparable operations from the previous year. From inception to July 31, 2008, we have incurred losses of $(27,037). The principal components of losses since inception were professional fees of $19,537, corporate fees of $2,500 and purchase of the Tabuk Gold Property for $5,000.

SAFE HARBOR

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. See Item 4T. ITEM 4T.

CONTROLS AND PROCEDURES CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation, as Amended*

3.2	Bylaws*

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of December, 2008.

EAGLECREST RESOURCES, INC.

Date: December 11, 2008	By: /s/ Crystal Coranes
Name: Crystal Coranes
Title: President (principal executive officer)

By: /s/ Rizalyn R. Cabrillas
Name: Rizalyn R. Cabrillas
Title: Treasurer (principal financial officer and principal accounting officer)