Form 10-Q/A
period 2008-07-31
Eaglecrest Resources, Inc.
filed 2009-02-11
CIK 1436164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No []

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

		Eaglecrest Resources, Inc.
		INDEX TO THE FORM 10-Q
		For the quarterly period ended July 31, 2008
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Condensed Balance Sheets	F-2
		Condensed Statements of Operations	F-3
		Condensed Statements of Cash Flow	F-4
		Notes to the Condensed Financial Statements	F-5
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	13
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	14
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	14
	ITEM 4T.	CONTROLS AND PROCEDURES	14
PART II	OTHER INFORMATION		14
	ITEM 1.	LEGAL PROCEEDINGS	14
	ITEM 1A.	RISK FACTORS
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	14
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
	ITEM 5.	OTHER INFORMATION	14
	ITEM 6.	EXHIBITS	15
		SIGNATURES	16

2

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

ITEM 1.

FINANCIAL STATEMENTS

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

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13 day of February, 2009.

EAGLECREST RESOURCES, INC.

Date: February 13, 2009	By: /s/ Crystal Coranes
Name: Crystal Coranes
Title: President (principal executive officer)
By: /s/ Rizalyn R. Cabrillas
Name: Rizalyn R. Cabrillas
Title: Treasurer (principal financial officer and principal accounting officer)