Form 10-Q/A
period 2008-07-31
Eaglecrest Resources, Inc.
filed 2009-06-05
CIK 1436164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/1 Amendment No. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 001-34212

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

		Eaglecrest Resources, Inc.
		INDEX TO THE FORM 10-Q
		For the quarterly period ended July 31, 2008
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Balance Sheets	F-2
		Statements of Operations	F-3
		Statements of Cash Flow	F-4
		Condensed Notes to the Financial Statements	F-5
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	13
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	14
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	14
	ITEM 4T.	CONTROLS AND PROCEDURES	14
PART II	OTHER INFORMATION		14
	ITEM 1.	LEGAL PROCEEDINGS	14
	ITEM 1A.	RISK FACTORS
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	14
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
	ITEM 5.	OTHER INFORMATION	14
	ITEM 6.	EXHIBITS	15
		SIGNATURES	16

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

EAGLECREST RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
	(Restated)
	(Unaudited)	(Audited)
	July 31	January 31
	2008	2008

ASSETS
Current Assets
Cash	0	0

Total Current Assets	0	0

Fixed Assets	0	0

Total Assets	0	0

CURRENT
LIABILITIES
Accounts Payable	3,500	0
Directors Loan	13,537	2,500

Total Current Liabilities	17,037	2,500

Long term Liabilities	0	0

Total Liabilities	17,037	2,500

EQUITY
100,000,000 common
shares authorized with a
par value of $0.001 per
share
10,000,000 common
shares issued and
outstanding as of
July 31, 2008	10,000	10,000
Retained Earnings
(Loss)	(27,037)	(12,500)

Total Stockholders
Equity (Deficit)	(21,037)	(2,500)

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	0	0

The accompanying condensed notes are an integral part of these financial statements.

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

The accompanying condensed notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			(Restated)
			From inception
	For the Three-Month	For the Six-Month	(August 22,
	Period Ended	Period Ended	2007) to
	July 31, 2008	July 31, 2008	July 31, 2008

Operating Activities

Net Income (Loss)	(14,537)	(14,537)	(27,037)
Accounts Payable and Accrued
Liabilities	3,500	3,500	3,500

Net Cash used by Operating
Activities	(11,037)	(11,037)	(23,537)

Investing Activities

Purchase of Mineral Claim	-	-	(5,000)
Impairment (Loss) of Mineral Rights		-	5,000

Net Cash used by Investing
Activities	0	0	0

Financing Activities

Directors Loan	11,037	11,037	13,537
Issuance of 10,000,000 Common
Shares @ $0.001 Per Common Share	-	-	10,000
Additional Paid-in Capital	-	-

Net Cash provided from Financial
Activities	0	0	23,537

Cash/Cash Equivalents,
Beginning of Period	0	0	0

Cash/Cash Equivalents,
End of Period	0	0	0

The accompanying condensed notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC. (An Exploration Stage Company) CONDENSED NOTES TO THE FINANCIAL STATEMENTS (Stated in US Dollars)

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Eaglcrest Resources, Inc. (the “Company”) was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties in North America. The Company was formed to engage in the exploration of mineral properties.

NOTE 2 FINANCIAL STATEMENTS

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

NOTE 4 - RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The Company restated its Balance Sheet dated July 31, 2008 and its Statement of Cash Flow for the period from inception (August 22, 2007) to July 31, 2008 to correct an overstatement of liabilities.

April 30, 2008	Restated	Original

Directors Loan	13,537	18,537
Total Liabilities	17,037	22,037
Additional Paid-In Capital	-	(5,000)

Total Stock Holder Equity (Deficit)	(17,037)	(22,037)

Operating Activities
Net Income (Loss)	(27,037)	(22,037)
Recognition of an Impairment Loss
(Mineral Claims)	-	5,000
Accounts Payable and Accrued Liabilities	3,500	-
Net Cash used by Operating Activities	(23,537)	(27,037)

Investing Activities
Purchase of Mineral Claim	-	(5,000)
Impairment (Loss) of Mineral Rights	-	5,000
Net Cash used by Investing Activities	-	0

Financing Activities
Directors Loan	13,537	0
100,000,000 Common Shares Authorized. Issued to
Founders @ $0.001 per Share, 10,000,000 Common
Shares Issued and Outstanding	10,000	-

Net Cash provided by Financing Activities	23,537	-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At July 31, 2008, we had working deficit of $(17,037) compared to working deficit of $(2,500) at January 31, 2008. At both July 31, 2008 and January 31, 2008, our total assets were $NIL.

At July 31, 2008, our total current liabilities increased to $(17,037) as compared with $(2,500) at January 31, 2007 as a result of accounts payable of $3,500 and director’s loan(s) in the amount of $13,537.

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

ITEM 4. CONTROLS AND PROCEDURES See Item 4T. ITEM 4T. CONTROLS AND PROCEDURES

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

ITEM 1A. RISK FACTORS.

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

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21 day of May, 2009.

EAGLECREST RESOURCES, INC.

Date: June 3, 2009	By: /s/ Crystal Coranes
Name: Crystal Coranes
Title: President (principal executive officer)

Date: June 3, 2009	By: /s/ Rizalyn R. Cabrillas
Name: Rizalyn R. Cabrillas
Title: Tasurer (principal financial officer and principal accounting officer)