Form 10-Q
period 2008-10-31
Eaglecrest Resources, Inc.
filed 2009-06-05
CIK 1436164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of October 31, 2008: 10,000,000

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

October 31, 2008

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	(Unaudited)	(Audited)
	October 31	January 31
	2008	2008

ASSETS
Current Assets
Cash	0	0

Total Current Assets	0	0

Fixed Assets	0	0

Total Assets	0	0

CURRENT
LIABILITIES
Accounts Payable	3,500	0
Directors Loan	15,370	2,500

Total Current Liabilities	18,870	2,500

Long term Liabilities	0	0

Total Liabilities	18,870	2,500

EQUITY
100,000,000 common
shares authorized with a
par value of $0.001 per
share
10,000,000 common
shares issued and
outstanding as of
July 31, 2008	10,000	10,000
Retained Earnings
(Loss)	(28,870)	(12,500)

Total Stockholders
Equity (Deficit)	(18,870)	(2,500)

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	0	0

The accompanying condensed notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Stated in US Dollars)
(unaudited)

	For the Three-	For the Nine-	From inception
	Month Period	Month Period	(August 22, 2007)
	Ended	Ended	to
	October 31, 2008	October 31, 2008	October 31, 2008

Revenue	0	0	0

Expenses
Professional Fees	1,833	16,370	21,370
Corporate Fees	0	0	2,500

Total Expenses	1,833	16,370	23,870

Other Income and
Expenses

Impairment (Loss) of
Mineral Rights	-	-	(5,000)

Net Income (Loss)	(1,833)	(16,370)	(28,870)

Basic & Diluted (Loss)
Per Common Share	(0.0002)	(0.002)	(0.003)

Weighted Average Number
of Common Shares
Outstanding	10,000,000	10,000,000	10,000,000

The accompanying condensed notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC. (An Exploration Stage Company) CONDENSED STATEMENTS OF CASH FLOW (Stated in US Dollars) (unaudited)

		For the Nine-
	For the Three-Month	Month Period	From inception
	Period Ended	Ended	(August 22, 2007) to
	October 31, 2008	October 31, 2008	October 31, 2008

Operating Activities

Net Income (Loss)	(1,833)	(16,370)	(28,870)

Accounts Payable and Accrued
Liabilities	-	3,500	3,500

Net Cash used by Operating
Activities	(1,833)	12,870	25,370

Investing Activities

Purchase of Mineral Claim	-	-	(5,000)
Impairment (Loss) of Mineral Rights		-	5,000

Net Cash used by Investing
Activities	0	0	0

Financing Activities

Directors loan	1,833	12,870	15,370
Issuance of 10,000,000 Common
Shares @ $0.001 Per Common Share	-		10,000

Net Cash provided from Financial
Activities	1,833	12,870	25,370

Cash/Cash Equivalents,
Beginning of Period	0	0	0

Cash/Cash Equivalents,
End of Period	0	0	0

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

NOTE 2 FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2008 audited financial statements. The results of operations for the periods ended October 31, 2008 are not necessarily indicative of the operating results for the full years.

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

FULL FISCAL YEARS

Liquidity

We do not know of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way

We do not have any material unused sources of liquid assets. We currently cannot satisfy our cash requirements for the next three (3) months. However, we anticipate we will have to raise additional funds of approximately $300,000 during the next twelve (12) months to meet our cash requirements.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At October 31, 2008, we had working deficit of $(18,870) compared to working deficit of $(2,500) at January 31, 2008. At both October 31, 2008 and January 31, 2008, our total assets were $NIL.

At October 31, 2008, our total current liabilities increased to $(18,870) as compared with $(2,500) at January 31, 2008 as a result of accounts payable of $3,500 and director’s loan(s) in the amount of $15,370.

We have had $NIL revenue from inception.

We posted a loss of $(1,833) for the quarter ended October 31, 2008. Since we were incorporated on August 22, 2007, we have no comparable operations from the previous year. From inception to October 31, 2008, we have incurred losses of $(28,870). The principal components of losses since inception were professional fees of $21,370, corporate fees of $2,500 and purchase of the Tabuk Gold Property for $5,000.

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
Name: Rizalyn R. Cabrillas
Title: Treasurer (principal financial officer and principal accounting office