Form 10-K
period 2009-01-31
Eaglecrest Resources, Inc.
filed 2010-03-23
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ______ to _____

Commission File number 001-34212

EAGLECREST RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2626737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines
(Address of principal executive offices)

(702) 973-1583
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                                                  Accelerated filer                                          [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                                                                                                     Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No   [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

October 20, 2009: 10,000,000 common shares

PART 1

ITEM 1.  BUSINESS

History and Organization

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

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this annually report. In addition to the historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Eaglcrest Resources, Inc. (the “Company”) was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties in North America. The Company was formed to engage in the exploration of mineral properties.

We were formed to engage in the exploration of mineral properties for gold. We have staked a prospect that contains one (1) 7-unit claim block containing 955.2 hectares which has been recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines. We refer to this mining claim as the Tabuk Gold property (“Tabuk Gold”).

We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration program described in the section entitled, “Business of the Issuer.” Our auditors have issued a going concern opinion, raising substantial doubt about our financial prospects and ability to continue as a going concern.

We are not a “blank check company,” as we do not intend to participate in a reverse acquisition or merger transaction. Securities laws define a “blank check company” as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-K may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ITEM 1A.    RISK FACTORS

ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FORM 10-K BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED.  INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT IN OUR SHARES.

THE RISKS AND UNCERTAINTIES DESCRIBED VELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES, INCLUDING THOSE THAT WE DO NOT KNOW ABOUT OR THAT WE CURRENTLY DEEM IMMATERIAL, ALSO MAY ADVERSELY AFFECT OUR BUSINESS. THE TRADING PRICE OF OUR SHARES OF COMMON STOCK COULD DECLINE DUE TO ANY OF THEESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

THE SECURITIES WE ARE OFFERING THROUGH THIS PROSPECTUS ARE SPECULATIVE BY NATURE AND INVOLVE AN EXTREMELY HIGH DEGREE OF RISK AND SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. WE ALSO CAUTION PROSPECTIVE INVESTORS THAT THE FOLLOWING RISK FACTORS, AMONG OTHERS, COULD CAUSE OUR ACTUAL FUTURE OPERATING RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF US. IN ASSESSING THESE RISKS, WE SUGGEST THAT YOU ALSO REFER TO OTHER INFORMATION CONTAINED IN THIS REGISTRATION STATEMENT, INCLUDING OUR FINANCIAL STATEMENTS AND RELATED NOTES.

RISKS RELATED TO US AND OUR INDUSTRY

1.WE HAVE NEVER EARNED A PROFIT AND THERE IS NO GUARANTEE THAT WE WILL EVER EARN A PROFIT.

From our inception on August 22, 2007 to the period ended on January 31, 2009, we have not generated any revenue. We do not currently have any revenue producing operations. We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

2. WE WERE RECENTLY FORMED, AND WE HAVE NOT PROVEN THAT WE CAN GENERATE A PROFIT. IF WE FAIL TO GENERATE INCOME AND ACHIEVE PROFITABILITY, AN INVESTMENT IN OUR SECURITIES MAY BE WORTHLESS.

We have no operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception on August 22, 2007 to the period ended on January 31, 2009, we incurred a net loss of $33,667, and did not earn any revenue. We do not currently have any revenue producing operations. The purchase of the securities offered hereby must therefore be regarded as the placing of funds at a high risk in a new or "start-up" venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

3. WE HAVE NO OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR GOLD MINERAL EXPLORATION ACTIVITIES.

We have no history of operations. As a result of our brief operating history, there can be no assurance that that we will be successful exploring for gold. Our success to date in entering into ventures to acquire interests in exploration blocks is not indicative that we will be successful in entering into any further ventures. Any future significant growth in our mineral exploration activities will place additional demands on our Executive Officer, and any increased scope of our operations will present challenges due to our current limited management resources. Our future performance will depend upon our management and their ability to locate and negotiate additional exploration opportunities in which we can participate. There can be no assurance that we will be successful in these efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

4. THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL BECAUSE MR. RANESES, ONE OF OUR TWO (2) OFFICERS AND A DIRECTOR, DOES NOT HAVE FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION.

Ms. Coranes, our President and one of our directors, does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. She lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, she may not be fully aware of the specific requirements related to working within this industry. Her decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

5. WE ARE CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS, AND, AS SUCH, YOU MAY HAVE NO EFFECTIVE VOICE IN OUR MANAGEMENT.

Upon the completion of this offering, Ms. Coranes and Ms. Cabrillas, our executive officers and directors, will beneficially own approximately fifty percent (50%) of our issued and outstanding common stock. If less than all of the five (5) million shares offered in this offering are sold, Ms. Coranes and Ms. Cabrillas will own more than fifty percent (50%) of our outstanding stock and will exercise control over all matters requiring shareholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

6. WE ARE SOLELY GOVEREND BY M.S CORANCES AND MS. CABRILLAS, OUR ONLY TWO (2) EXECUTIVE OFFICERS AND DIRECTORS, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO US FROM A CORPORATE GOVERNANCE PERSPECTIVE.

Ms. Coranes and Ms. Cabrillas, our only two (2) executive officers and directors make decisions such as the approval of related party transactions, the compensation of executive officers, and the oversight of the accounting function. Because we only have two (2) executive officers, there may be limited segregation of executive duties, and thus, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. In addition, Ms. Coranes and Ms. Cabrillas will exercise full control over all matters that require the approval of a Board of Directors. Accordingly, the inherent controls that arise from the segregation of executive duties and review and/or approval of those duties by the Board of Directors may not prevail. Ms. Coranes and Ms. Cabrillas will effectively have both the authority to take any actions and review and approve those actions and, as such, there may be significant risk to us from the corporate governance perspective.

M. Coranes and Cabrillas exercise control over all matters requiring shareholder approval including the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against the transactions implemented by Ms. Coranes and Ms. Cabrillas, conflicts of interest and similar matters.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently do not have any independent directors. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

7. SINCE MS. CORANCES AND MS. CABRILLAS, OUR TWO (2) EXECUTIVE OFFICERS AND DIRECTORS, ARE NOT RESIDENTS OF THE UNITED STATES, IT MAY BE DIFFICULT TO ENFORCE ANY LIABILITIES AGAINST THEM.

Shareholders may have difficulty enforcing any claims against us because Ms. Coranes and Cabrillas , our only two (2) executive officers and directors, reside outside the United States. If a shareholder desired to sue, shareholders would have to serve a summons and complaint. Even if personal service is accomplished and a judgment is entered against that person, the shareholder would then have to locate the assets of that person, and register the judgment in the foreign jurisdiction where the assets are located.

8. BECAUSE OUR EXECUTIVE OFFICERS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

It is possible that the demands on Ms. Coranes and Ms. Cabrillas, our only two (2) executive officers and directors, from other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Ms. Coranes and Ms. Cabrillas may not possess sufficient time to manage our business if the demands of managing our business increased substantially.

9. THE IMPRECISION OF MINERAL DEPOSIT ESTIMATES MAY PROVE ANY RESOURCE CALCULATIONS THAT WE MAKE TO BE UNRELIABLE.

Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves. If our exploration program locates a mineral deposit, there can be no assurances that any of such deposits will ever be classified as reserves.

10. WE ARE SENSITIVE TO FLUCTUATIONS IN THE PRICE OF GOLD, WHICH IS BEYOND OUR CONTROL. THE PRICE OF GOLD AND IS VOLATILE AND PRICE CHANGES ARE BEYOND OUR CONTROL.

The price of gold and can fluctuate. The prices of gold and have been and will continue to be affected by numerous factors beyond our control. Factors that affect the price of gold and include the demand from consumers for products that use gold, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs or the viability of our projects.

11. MINERAL EXPLORATION AND PROSPECTING IS HIGHLY COMPETITIVE AND A SPECULATIVE BUSINESS AND WE MAY NOT BE SUCCESSFUL IN SEEKING AVAILABLE OPPORTUNITIES.

The process of mineral exploration and prospecting is a highly competitive and speculative business. In seeking available opportunities, we will compete with a number of other companies, including established, multi-national companies that have more experience and resources than us. We compete with other exploration companies looking for gold and copper deposits. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which, ultimately, become productive. However, while we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims.

12. COMPLIANCE WITH ENVIRONMENTAL CONSIDERATIONS AND PERMITTING COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COSTS OR THE VIABILITY OF OUR PROJECTS. THE HISTORICAL TREND TOWARD STRICTER ENVIRONMENTAL REGULATION MAY CONTINUE, AND, AS SUCH, REPRESENTS AN UNKNOWN FACTOR IN OUR PLANNING PROCESSES.

All mining is regulated by the government agencies at the Federal and Provincial levels of government in the Philippines. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property in order to obtain governmental approval to mine on the properties is also a part of the overall operating costs of a mining company.

The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects.

13. MINING AND EXPLORATION ACTIVITIES ARE SUBJECT TO EXTENSIVE REGULATION BY FEDERAL AND PROVINCIAL GOVERNMENTS. FUTURE CHANGES IN GOVERNMENTS, REGULATIONS AND POLICIES, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS FOR A PARTICULAR PERIOD AND OUR LONG-TERM BUSINESS PROSPECTS.

Mining and exploration activities are subject to extensive regulation by government. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing and operating mines and other facilities. Furthermore, future changes in governments, regulations and policies could adversely affect our results of operations in a particular period and our long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside our control.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

1. WE HAVE NOT PAID ANY CASH DIVIDENDS ON OUR SHARES OF COMMON STOCK AND DO NOT ANTICIPATE PAYING ANY SUCH DIVIDENDS IN THE FORESEEABLE FUTURE.

Payment of future dividends, if any, will depend on our earnings and capital requirements, our debt facilities and other factors considered appropriate by our Board of Directors. To date, we have not paid any cash dividends on our common stock and do not anticipate paying any such dividends in the foreseeable future.

2. IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing, if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

3. IF WE DO NOT CONDUCT MINERAL EXPLORATION ON OUR MINERAL CLAIMS AND KEEP THE CLAIMS IN GOOD STANDING, THEN OUR RIGHT TO THE MINERAL CLAIMS WILL LAPSE AND WE WILL LOSE EVERYTHING THAT WE HAVE INVESTED AND EXPENDED TOWARDS THESE CLAIMS.

We must complete mineral exploration work on our mineral claims and keep the claims in good standing. If we do not fulfill our work commitment requirements on our claims or keep the claims in good standing, then our right to the claims will lapse and we will lose all interest that we have in these mineral claims.

4. BECAUSE OF OUR LIMITED RESOURCES AND THE SPECULATIVE NATURE OF OUR BUSINESS, THERE IS A SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent auditors, on our audited financial statements for the period ended January 31, 2009, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern, it is likely investors will lose their investment.

RISKS RELATED TO THIS OFFERING AND OUR STOCK

1. WE WILL NEED TO RAISE CAPITAL, WHICH WILL DILUTE THE TOTAL NUMBER OF SHARES ISSUED AND OUTSTANDING. THERE CAN BE NO ASSURANCE THAT THIS ADDITIONAL CAPITAL WILL BE AVAILABLE OR ACCESSIBLE BY US.

We will need to raise capital by issuing additional shares of common stock and will, thereby, increase the number of common shares outstanding. There can be no assurance that this capital will be available to meet these continuing exploration and development costs or, if the capital is available, that it will be available on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success will almost certainly be adversely affected. If we are able to raise additional capital, we cannot be assured that it will be on terms that enhance the value of our common shares.

2. IF WE COMPLETE A FINANCING THROUGH THE SALE OF ADDITIONAL SHARES OF OUR COMMON STOCK IN THE FUTURE, THEN SHAREHOLDERS WILL EXPERIENCE DILUTION.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

3. THERE IS NO MARKET FOR OUR COMMON STOCK, WHICH LIMITS OUR SHAREHOLDERS' ABILITY TO RESELL THEIR SHARES OR PLEDGE THEM AS COLLATERAL.

There is currently no public market for our shares, and we cannot assure you that a market for our stock will develop. Consequently, investors may not be able to use their shares for collateral or for loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, investors may not be able to resell their shares at or above the price they paid for them or may not be able to sell their shares at all.

4. IF A PUBLIC MARKET FOR OUR STOCK IS DEVELOPED, FUTURE SALES OF SHARES COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

If a public market for our stock is developed, then sales of our common stock in the public market could adversely affect the market price of our common stock. There are at present 10,000,000 shares of our common stock issued and outstanding.

5. OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE NASD’S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three (3) years) or U.S. $5,000,000 (if in continuous operation for less than three (3) years), or with average revenues of less than U.S. $6,000,000 for the last three (3) years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to SEC Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers; and

(v)  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behaviour of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at the date of this Form 10-K.

ITEM 2.  PROPERTIES

We are presently in the pre-exploration stage. We intend to undertake pre-exploration work on the mineral claim. The Tabuk Gold project consists of one (1) unpatented mineral claim, located 30 kilometres northwest of the city of Tabuk at Universal Transverse Mercator co-ordinates Latitude 17°25’00”N and Longitude 121°26’00”E. The mineral claim was assigned to us by Abacus Ventures Ltd. and said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.

There are no known environmental concerns or parks designated for any area contained within the claims. The property has no encumbrances. As advanced exploration proceeds, there may be bonding requirements for reclamation.

We have purchased a one hundred percent interest (100%) in the Tabuk Gold property.

Tabuk Gold

Tabuk Gold, located about 30 km Northwest of the city of Tabuk, (closest city) lies 30 km Southeast of Tabuk and 25 km Northeast of Bangued, is a gold exploration project, located 20 km East of the past producing Agote Gold Mine. The claims are accessible by all weather government maintained roads to the town of Tabuk (to the Southeast) and to Bangued to the North East. Year round deep sea port facilities at Tabuk and a skilled population base found between Tabuk and Bangued are readily available.

The past producing mines yielded 35 million ounces of gold during the years 1926 and 2000.

The district is immensely rich in mineral resources. The high elevation forest of the district have concentrations of heavy minerals like Ilmenite, Rutile, Monosite and Zircon which offer scope of exploitation for industrial purpose.

A recommended two phased mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying will enhance the targets for diamond drilling. This exploration program to fully evaluate the prospects of the Tabuk Gold mine, at a cost of Php 1,863,000 is fully warranted to be undertaken.

We are an exploration stage company and we cannot provide assurance to investors that our mineral claims contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is conducted and an evaluation by a professional geologist of the exploration program concludes economic feasibility.

All numbers referenced in this registration statement in United States dollars (“USD”) and have been calculated from Philippine pesos (“Php”) to USD at an exchange rate of $42.25983 Php per one USD on April 30, 2008.

Location, Access, Topographic and Physical Environment

The Tabuk Gold property is accessible from Tabuk by traveling on the country’s only highway system which for the most part consists of one lane in each direction and by taking an all weather gravel road. Tabuk lies in a non-active seismic area, which means that it is free from major earthquakes. The city was formed in the so-called Carbon period, some three hundred fifty (350) million years ago. During this period, large shallow marshes were formed with abundant vegetation. The rotting plants and trees in these marshes turned into peat and later into coal. The town still has large coal reserves, the basis for the city’s coal mining industry of today.

The Philippines is situated between 5 and 22 degrees north latitude. This means the country falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation. Rainfall on the city can occur in every month, but the wettest months are October, November and December. Annual rainfall is approximately 1.5 meters. Due to the steep, deforested mountains, on average sixty percent (60%) of the rainwater runs off fast to the sea. The remaining forty percent (40%) partly evaporates and seeps through to the island’s underground water aquifer.

Tabuk has an experienced workforce and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Tabuk.

Regional Geology of the Area

The hilly terrains and the middle level plain contain crystalline hard rocks such as charnockites, granite gneiss, khondalites, leptynites, metamorphic gneisses with detached occurrences of crystalline limestone, iron ore, quartzo-feldspathic veins and basic intrusive such as dolerites and anorthosites. Coastal zones contain sedimentary limestone, clay, laterites, heavy mineral sands and silica sands. The hill ranges are sporadically capped with laterites and bauxites of residual nature. Gypsum and phosphatic nodules occur as sedimentary veins in rocks of the cretaceous age. Gypsum of secondary replacement occurs in some of the areas adjoining the foothills of the Western Ghats. Lignite occurs as sedimentary beds of tertiary age. The Black Granite and other hard rocks are amenable for high polish. These granites occur in most of the districts except the coastal area.

Recommended Exploration Work

Previous exploration work has not, to our management’s knowledge, included any attempt to drill the structure on the Tabuk Gold property. Records indicate that no detailed exploration has been completed.

To the east of the property is intrusive consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by sediments and volcanics. The intrusive also consist of a large mass of granodiorite towards the western most point of the property.

The area consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, which commonly contain minor pyrite and pyrrhotite.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to conduct all mineral exploration activities in accordance with the federal and provincial regulations in the Philippines. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavourable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations.

EMPLOYEES

At present, we have no employees. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the Tabuk Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since the Company’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2009.

PART l l

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, there has been no trading in the Company’s shares due to having not applied to any stock exchange of quotation system.   The Company is hoping to be quoted on the OTCBB but there is no guarantee it will ever be quoted thereon.  The Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As at January 31, 2009, the Company had 48 shareholders; two of these shareholders are an officers and director of the Company.

There are no warrants or rights outstanding as of the date of this Form 10-K and none have been declared since the date of inception.

No stock options have been granted since the Company’s inception.

There are no outstanding conversion privileges for our Company’s shares.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary financial data was derived from our financial statements. This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis or Plan of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

			August 22,2007
	Ended	Ended	(Inception)
	January 31,2009	January 31,2008	through January 31,2009

REVENUES	$-	$-	$-

EXPENSES
Acquisition and exploration costs	0	5,000	5,000
Administrative	21,167	7,500	28,667
Total expenses	21,167	12,500	33,667

Net Loss	$(21,167)	$(12,500)	$(33,667)

NET LOSS PER COMMON SHARE
Basic and Diluted	$-	$-

AVERAGE OUTSTASNDING SHARES
Basic (stated in 1000's)	10,000	10,000

Balance Sheet Data

	As of	As of
	January 31	January 31
	2009	2008

ASSETS

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,358	$-
Loan from related parties	22,309	2,500
Total Current Liabilities	23,667	2,500

STOCKHOLDERS' EQUIRY - (deficiency)
Common Stock, $0.001 par value, 100,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000

Accumulated deficit during the pre-exploration stage	(33,667)	(12,500)

Total Stockholders' Deficit	(23,667)	(2,500)

Total Liabilities and Stockholders' Equity	$-	$-

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We presently have minimal day-to-day operations; mainly comprising filing on an annual basis the Annual Report of Directors and Officers with the Secretary of State of Nevada and preparing the various reports required to be filed with the United States Securities and Exchange Commission (the “SEC”); being Forms 10-K and 10-Qs.

We are a start-up, exploration stage company, have a limited operating history and have not yet undertaken any exploration activity or generated or realized any revenues from our sole property, the Tabuk Gold Claim. As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Tabuk Gold Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility. Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Tabuk Gold Claim.  As an exploration stage company we have experienced losses and we expect to continue to experience losses for the foreseeable future. Our only potential source for cash at this time is investment by others in our Company or loan advances to us by our officers or directors.  We must raise cash to continue our exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans from our directors and officers.  We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments as to the amount of money they are prepared to advance in the future.  At the present time, we have not made any arrangements to raise additional cash. We require additional cash to continue operations. Such operations could take many years of exploration and would require expenditure of very substantial amounts of cash, cash we do not presently have and may never be able to raise. If we cannot raise this additional cash we will have to abandon our exploration activities and go out of business.

We estimate we will require approximately $18,600 in cash over the next twelve months. Our cash on hand will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

Alternatively we may attempt to interest other companies to undertake exploration work on the Tabuk Gold Claim through joint venture arrangement or even the sale of part of the Tabuk Gold Claim. Neither of these avenues has been pursued as of the date of this Form 10-K.

Since we do not presently have the requisite funds, we are unable to complete the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work recommended by our independent professional engineer.  If we are unable to finance exploration activities, we may have no alternative but to go out of business.

We do not intend to hire any employees at this time. Any work undertaken on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are an exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on August 22, 2007.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Trends

We are in the explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of January 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on August 22, 2007 to January 31, 2009 of $33,667. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Liquidity and Capital Resources

Our non-elective expenses over the next twelve months are expected to be as follows:

Expenses

Accounting and audit	$5,500
Edgar filing costs	500
Office and Legal expenses	10,000
Transfer agent fees	100
Estimated expenses for the next twelve months	18,600
Add: Account payable – unrelated parties at March 31, 2008	0
Subtotal:	18,600
Less: Cash on hand	0
Estimated funds required over the next twelve months	$18,600

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of January 31, 2008, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Year ended January 31, 2009

We incurred expenses of $21,167 for the year ended January 31, 2008:

Expenses	For the year ended January 31, 2009

Accounting and Audit Fees	$1,500
Legal Fees	19,272
Transfer Agent	395

Total	$21,167

Balance Sheet

Total cash as at January 31, 2008, was Nil.  Our working capital deficiency as of January 31, 2009 was $33,667.  If amounts owed to related parties are excluded there is still a working capital deficit of Nil.

Total shareholders’ deficit as of January 31, 2009 was $23,667.  Total shares outstanding as of January 31, 2009, were 10,000,000.

CERTAIN TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

On April 30, 2008 we completed a private placement consisting of 10,000,000 common shares at a price of $0.001 per shares to our directors and officers for a total consideration of $10,000. Our president, Crystal Coranes, subscribed for 4,000,000 common shares whereas our secretary treasurer, Rizalyn Cabrillas, subscribed for 1,000,000 common shares of the above noted private placement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 10,000,000

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are not traded on the OTCBB although we are planning to file a Form 211 though a market maker with will allow, if approved, to be quoted on the OTCBB   Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the

OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price, if it is ever approved for quotation on the OTCBB, might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Imperial Claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended January 31, 2009 have been audited by our independent registered accountants, Rex Madsen CPA, and attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended January 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen &Associates, CPA’s Inc., on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Rex Madsen CPA, would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are a mechanism to ensure objectives are achieved and are under the supervision of the Company’s our president and principal executive director, being Crystal Coranes, and secretary treasurer and principal financial director, being Rizalyn Cabrillas. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).  In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of January 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended January 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.  By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers and directors follows:

NAME	AGE	POSITION AND TERM OF OFFICE	ADDRESS

Crystal S. Coranes	26	President and Director	29 Cagayan De Oro St, Alabang Hills Village, Cupang Muntinlupa, Philippines

Rizalyn R. Cabrillas	28	Treasurer, Secretary and Director	340 Basa Compound Zapote Las Pinas, City Metro Manila, Philippines

At present, we have two (2) executive officers and directors. Our Bylaws provide for a Board of Directors (“Board”) ranging from one (1) to nine (9) members, with the exact number to be specified by the Board. All directors will hold office until the next annual meeting of the stockholders following their election and until their successors have been duly elected and qualified. The Board appoints officers. Officers will hold office until the next annual meeting of our Board following their appointment and until their successors have been appointed and qualified.

Background of officers and directors

Set the below is a brief description of the recent employment and business experience of our two (2) executive officers and directors, Ms. Coranes and Ms. Cabrillas:

Crystal S. Coranes – President and Director

Ms. Coranes was born on December 18, 1983. From 2003 through 2006, Ms. Coranes attended the University of the Philippines in Manila, Philippines and obtained a Bachelor of Science degree in Geology. From 2006 to the present, Ms. Coranes has been employed by Lee Mining LLC as a junior geologist where she is currently responsible for coordinating, supervising and undertaking field work and reporting finding related to such work to the company’s chief geologist. She is also responsible for making recommendations as to the merits of property based upon data obtaining from any testing performed during field work on such property.

Rizalyn R. Cabrillas – Secretary, Treasurer and Director

Ms. Cabrillas attended and attained a High School Diploma from Bernardo College, Las Pinas City, Philippines in 1996. She thereafter attended the Parmantasan ng Lungsod ng Pasay in University in Pasay City, Philippines and attained a Bachelor of Science degree in Geology in 2000.

Since 2000 to the present, Ms. Cabrillas has been employed by AKA Minerals Inc. of Manila, Philippines as a Junior Geologist and is responsible for surveying the properties owned by AKA Minerals Inc. in the Philippines and Malaysia for mineral potential and reviewing the results of surveys with senior geologists.

Board of Directors

Since inception our Board has held no meetings and our Audit Committee held no meetings.

Below is a description of the Audit Committee of the Board of Directors.

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Crystal Coranes, our President, and Rizalyn Cabrillas, our Director. Neither Ms. Coranes nor Ms. Cabrillas can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B although Mrs Francis has performed accounting services for a number of years.

Apart from the Audit Committee, the Company has no other Board committees.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert "as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our current audit committee is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

As and when we generate revenue in the future, we intend to identify and appoint a financial expert to serve on our audit committee.

Conflicts of Interest

While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

Significant Employees

We have no paid employees as such. Our Officers and Directors fulfill many of the functions that would otherwise require Imperial to hire employees or outside consultants.

Family Relationships

Our President and our Secretary Treasurer are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)  engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 11.      EXECUTIVE COMPENSATION

To date we have no employees other than our officers.  No compensation has been awarded, earned or paid to our officers.  We have no employment agreements with any of our officers.  We do not contemplate entering into any employment agreements until such time as we have proven mineral reserves.

Summary Compensation Table

Long Term Compensation

Annual Compensation	Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Comp- ensation ($)

Crystal Coranes President and Principal Executive Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Rizalyn Cabrillas Principal Financial Director, Principal Accounting Director and Secretary Treasurer	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors of our Company.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees. We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Summary Compensation Table set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Activities since Inception

Our previous President, Rodelio Raneses, arranged for incorporation of our company, subscribed for shares to provide initial working capital, and identified the Tabuk Gold Claim, arranged for its acquisition, commissioned a geological report on the Tabuk Gold Claim obtaining the assistance of professionals as needed.  Mr. Raneses died in 2008. Our President, Ms. Crystal Coranes, has coordinated preparation of our effective registration statement and has principal responsibility for preparation of our periodic reports and all other matters normally performed by an executive officer.

Our Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer, Rizalyn Cabrillas assisted in identifying investors to participate in the private placement closed on April 30, 2008 and also assisted in preparation of our effective registration statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLERS MATTERS

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of April 30, 2008 for (1) each of our directors and executive officers individually; (2) each person or group that we know owns beneficially more than five percent (5%) of our common stock; and (3) all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rule also deems common stock subject to options currently exercisable, or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.

			SHARES TO	PERCENTAGE OF CLASS (1)

		SHARES TO BE	BE OWNED
	SHARES	OFFERED FROM	UPON	BEFORE	AFTER
NAME AND	OWNED	SELLING	COMPLETION	OFFERING	OFFERING
ADDRESS OF	PRIOR TO	SHAREHOLDER'S	OF
OWNER	OFFERING	ACCOUNT	OFFERING

Rizalyn Cabrillas	1,000,000	0	1,000,000	10%	10%

Crystal Coranes	4,000,000	0	4,000,000	40%	40%

(1) This table is based on 10,000,000 shares of common stock outstanding as of April 30, 2008. As of the date of this prospectus, Messrs. Coranes and Cabrillas are our only shareholders.

 Future Sales by Existing Shareholders

As of January 31, 2009 there are a total of 5,000,000 shares of our common stock are issued and outstanding. Of these all 10,000,000 being 50%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under our effective registration statement.

DESCRIPTION OF SECURITIES

We are authorized to issue up to 10,000,000 shares of common stock, par value $.001 per share, and we have not authorized the issuance of preferred stock.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share rateably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

In addition, the shares of common stock are not convertible into any other securities.   There are no restrictions on dividends under any loan or other financing arrangements.

Dividend Policy

As of the date of this Form 10-K, we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Transfer Agent

Holladay Stock Transfer, Inc., 2939 N 67th Place, Suite C, Scottsdale, AZ 85251, serves as the transfer agent and registrar for our common stock.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event the holders of the remaining shares will not be able to elect any of our directors. Presently, our directors and officers hold a total of 100% of the issued and outstanding shares of our Company.

Anti-Takeover Provisions

The indemnification provisions of our bylaws diminish the potential rights of action, which might otherwise be available to shareholders by affording indemnification against most damages and settlement amounts paid by a director in connection with any shareholder derivative action. However, there are no provisions limiting the right of a shareholder to enjoin a director from taking actions in breach of his or her fiduciary duty, or to cause us to rescind actions already taken, although as a practical matter courts may be unwilling to grant such equitable remedies in circumstances in which such actions have already been taken. Also, because we do not presently have directors' liability insurance and because there is no assurance that we will procure such insurance or that if such insurance is procured it will provide coverage to the extent directors would be indemnified under the provisions, we may be forced to bear a portion or all of the cost of the director's claims for indemnification under such provisions. If we are forced to bear the costs for indemnification, the value of our stock may be adversely affected.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission (the “SEC”), such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Available Information

We have not previously been subject to the reporting requirements of the SEC. We have filed with the SEC a registration statement on Form S-1 under the Act with respect to the shares offered hereby. This prospectus does not contain all of the information set forth in the registration statement and the exhibits and schedules thereto. For further information with respect to our securities and us you should review the registration statement and the exhibits and schedules thereto. Statements made in this prospectus regarding the contents of any contract or document filed as an exhibit to the registration statement are not necessarily complete. You should review the copy of such contract or document so filed.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  All the directors and officer have filed a Form 3 with the SEC subsequent to the period under review.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $52,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $52,040 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

The Company does not have promoters and has no transactions with any promoters.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on August 22, 2007, a Code of Business Ethics and Control for the Board of Directors (the “Code”). Imperial’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Imperial and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended January 31, 2009 for professional services for the review of the annual financial statements as of January 31, 2008 and 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $1,500 for each of the quarters ended and $5,000 for the audit of the January 31, 2009 financial statements.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Eaglecrest’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

(3)           Tax Fees

The aggregate fees billed in January 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $0.

(4)           All Other Fees

During the period from inception to January 31, 2009 there were no other fees charged by the principal accountant other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved neither with Eaglecrest nor to make any pre-approval policies meaningful.  Once Eaglecrest has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Eaglecrest’s internal accountant.

PART IV

ITEM 15. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Statement of Cash Flows for the years ended January 31, 2009 and 2008 and for the period from August 22, 2007 (date of inception) to January 31, 2009	35

Notes to the Financial Statements	36

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:  None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

3.2	Articles of Incorporation (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

3.3	By-laws (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

5	Stock Specimen (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized

EAGLECREST RESOURCES, INC.
(Registrant)

Dated:   October 20, 2009

By:
Crystal Coranes
Chief Executive Officer,
President and Director

By:
Rizalyn Cabrillas
Chief Accounting Officer,
Chief Financial Officer and Director

MADSEN & ASSOCIATES, CPA’s INC.
Certified Public Accountants and Business Consultants                                                                                                                                  684 East Vine St. #3
                    Murray, Utah 84107
                    Telephone (801) 268-2632
                    Fax (801) 262-3978
Board of Directors
Eaglecrest Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Eaglecrest Resources, Inc. (a pre-exploration stage company) (the “Company”) as of January 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended January 31, 2009 and for the period August 22, 2007 (inception) to January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eaglecrest Resources, Inc., (a pre-exploration stage company), as of January 31, 2009 and 2008 and the results of its operations, and cash flows for the year ended January 31, 2009 and for the period August 22, 2007 (inception) through January 31, 2008 and the period August 22, 2007 (date of inception) to January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company will need additional working capital for its planned activity and to service any debt, which raises substantial doubt its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah, U.S.A.
October 20, 2009                                                                           /s/ Madsen & Associates, CPA’s Inc.

EAGLECREST RESOURCES, INC.
(A Pre-Exploration Stage Company)
BALANCE SHEETS
January 31, 2009 and 2008

	As of	As of
	January 31	January 31
	2009	2008

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,358	$-
Loan from related parties	22,309	2,500
Total Current Liabilities	23,667	2,500

STOCKHOLDERS' EQUIRY - (deficiency)
Common Stock, $0.001 par value, 100,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000

Accumulated deficit during the pre-exploration stage	(33,667)	(12,500)

Total Stockholders' Deficit	(23,667)	(2,500)

Total Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(A Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
January 31, 2009

			August 22,2007
	Ended	Ended	(Inception)
	January 31,2009	January 31,2008	through
			January 31,2009

REVENUES	$-	$-	$-

EXPENSES
Acquisition and exploration costs	-	5,000	5,000
Administrative	21,167	7,500	28,667
Total expenses	21,167	12,500	33,667

Net Loss	$(21,167)	$(12,500)	$(33,667)

NET LOSS PER COMMON SHARE
Basic and Diluted	$-	$-

AVERAGE OUTSTASNDING SHARES
Basic (stated in 1000's)	10,000	10,000

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(A Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Period August 22, 2007 (date of inception) to January 31, 2009

	Common Stock		Additional	Deficit Accumulated
	Shares	Amount	Paid-in Capital	During the Development	Total
	#	$	$	$	$

Balance - August 22, 2007 (Date of Inception)	-	$-	$-	$-	$-

Stock issued for cash on August 31, 2007 at
$0.001 per share	10,000,000	10,000	-	-	-

Net loss for the period ended Jan 31,2008	-	-	-	(12,500)	(12,500)

Balance - January 31, 2008	10,000,000	10,000	-	(12,500)	(12,500)

Net loss for the year ended Jan 31,2008	-	-	-	(21,167)	(21,167)

Balance - January 31, 2009	10,000,000	$10,000	$-	$(33,667)	$(33,667)

 The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(A Pre-Exploration Stage Company)
CASH FLOW
January 31, 2009

	January 31,	January 31,	August 22,
	2009	2008	2007
			(inception) to
			Jan 31,2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,167)	$(12,500)	$(33,667)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Payable	$1,358	-	1,358

NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(19,809)	$(32,309)	$(45,089)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	19,809	2,500	22,309
Proceeds from issuance of common stock	-	10,000	10,000

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD YEAR ENDED
JANUARY 31, 2009

NOTE 1 – ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001.

The company was organized for the purpose of acquiring and developing mineral claims. At the report date a mineral claim with unknown reserves had been acquired. The company has not established the existence of commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On January 31, 2009, the company has a net operating loss available for carryforward of $33,667. The income tax benefit of approximately $10,000 from carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire starting in 2029.

Unproven Mining Claim Costs

The cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Financial and Concentrations Risk

The company has no financial and concentrations risks.

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been

EAGLECREST RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD YEAR ENDED
JANUARY 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Statement of Cash Flows

For the purpose of the statement of cash flows, the company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements

The company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF A MINERAL CLAIM

On August 15, 2007 the company acquired a gold claim for $5,000 known as the Tabuk Gold protery, located about 30 km northwest of the city of Tabuk in Republic of the Philippines and is located 20km east of the past producing Agote Gold Mine. The claim is accessible by all-weather government maintained roads to the town of Tabuk and Bangued. The claim has no expiration date as long as the company has an interest in it. The claim has not been proven and therefore all costs of acquisition and exploration have been expensed.

EAGLECREST RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD YEAR ENDED
JANUARY 31, 2009

NOTE 4 – CAPITAL STOCK

Form its inception the company has issued 10,000,000 private placement common shares for cash of $10,000.

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 50% of the outstanding common capital stock of the company and they have made advances in no interest, demand loans of $22,309.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the company has development a strategy, which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investment, which will enable the company to continue operations for the coming year.

NOTE 7 - SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date to October 20, 2009 and has found no material event to report.