Form 10-Q
period 2009-04-30
Eaglecrest Resources, Inc.
filed 2010-05-20
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 001-34212

EAGLECREST RESOURCES. INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2626737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines
(Address of principal executive offices)

(702) 973-1583
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 16, 2010: 10,000,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Eaglecrest Resources, Inc. (pre-exploration stage company) at April 30, 2009 (with comparative figures as at January 31, 2009) and the statement of operations for the three months ended April 30, 2009 and 2008 and from inception  (August  22, 2007) to April 30, 2009, and the statement of cash flow for the three months ended April 30, 2009 and 2008 and from inception (August 22, 2007) to April 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending January 31, 2010.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30	January 31
	2009	2009

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$408	$1,358
Loan from related parties	29,326	22,309
Total Current Liabilities	29,734	23,667

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 100,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000

Accumulated deficit during the pre-exploration stage	(39,734)	(33,667)

Total Stockholders' Deficiency	(29,734)	(23,667)

	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended April 30, 2009 and 2008 and for the period from August 22, 2007 (date of inception) to April 30, 2009
(Unaudited)

	For Three Months	For Three Months	August 22,2007
	Ended	Ended	(Inception)
	April 30,2009	April 30,2008	to April 30,2009

REVENUES	$-	$-	$-

EXPENSES
Acquisition and exploration costs	-	-	5,000
Administrative	6,067	-	34,734
Total expenses	6,067	-	39,734

Net Loss	$(6,067)	$-	$(39,734)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES
Basic	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended April 30, 2009 and 2008 and for the period from August 22, 2007 (date of inception) to April 30, 2009

	For Three Months	For Three Months	August 22, 2007
	Ended	Ended	(inception)
	April 30,	April 30,	to Apr 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,067)	$-	$(39,734)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(950)	-	408

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,017)	-	(39,326)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	7,017	-	29,326
Proceeds from issuance of common stock	-	-	10,000

	(7,017)	-	(39,326)

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
 (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Eaglcrest Resources, Inc. (the “Company”) was organized under the laws of the State of Nevada on August 22, 2007 with on the authorized share capital of 100,000,000 shares at $0.001 par values.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

On April 30, 2009, the company has a net operating loss available for carryforward of $39,734. The income tax benefit of approximately $13,000 from carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire starting in 2029.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is considered to be US dollars.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE 3 – ACQUISITION OF A MINERAL CLAIM

On August 22, 2007 the company acquired a gold claim for $5,000 known as the Tabuk Gold protery, located about 30 km northwest of the city of Tabuk in Republic of the Philippines and is located 20km east of the past producing Agote Gold Mine. The claim is accessible by all-weather government maintained roads to the town of Tabuk and Bangued. The claim has no expiration date as long as the company has an interest in it. The claim has not been proven and therefore all costs of acquisition and exploration have been expensed.

NOTE 4 – CAPITAL STOCK

Officer-directors have acquired 50% of the outstanding common capital stock of the company and they have made advances in no interest, demand loans of $29,326.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On August 31, 2007, the Company completed a private document consisting of 10,000,000 common shares to its directors and officers at a price of $0.001 for a total $10,000.

NOTE 6 - GOING CONCERN

The company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

NOTE 7 - SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date to January 31, 2010 and has found no material event to report.

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

On July 14, 2008, our Registration Statement on Form S-1 was declared effective, allowing our shareholders to sell 5,000,000 shares of our common stock at a price of $0.10 per share.

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this quarterly report. In addition to the historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

FULL FISCAL YEARS

Liquidity

We do not know of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

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

Capital Resources

We do not currently have any material commitments for capital expenditures as of the end of the current period. We are also not aware of any material trends, favourable or unfavourable, in our capital resources nor do we expect any material changes in the mix and relative cost of such resources.

Results of Operations

We currently have no revenue from operations. We are in a start-up phase Company since we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in August 2007.

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

We anticipate that we will incur $10,000 for operating expenses over the next twelve (12) month period, including professional legal and accounting expenses associated with compliance with our continuing periodic reporting requirements.

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected or could materially affect the amount of our reported income from continuing operations. We are also not aware of any trends or uncertainties that have had or that we reasonably expect will have a material favourable or unfavourable impact on our net sales or revenues or income from continuing operations.

Inflation and changing prices have not impacted our net sales and revenues or our income from continuing operations.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At April 30, 2009, we had working deficit of $29,326 compared to working deficit of $23,667 at January 31, 2009. At both April 30, 2009 and January 31, 2009, our total assets were NIL.

At April 30, 2009, our total current liabilities increased to $29,734 as compared with $23,667 at January 31, 2009 as a result of accounts payable of $408 and director’s loan(s) in the amount of $29,326.

We have had NIL revenue from inception.

We incurred a loss of $6,067 for the quarter ended April 30, 2009. From inception to April 30, 2009, we have incurred losses of $39,734. The principal components of losses since inception were administrative fees $34,734 and purchase of the Tabuk Gold Property for $5,000.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information is not applicable at this time.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are a mechanism to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Crystal Coranes, and Chief Financial Officer, being Rizalyn Cabrillas. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of April 30, 2009 (the “evaluation date”), Crystal Coranes and Rizalyn Cabrillas assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the three months ended April 30, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Crystal Coranes and Rizalyn Cabrillas feel the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. They will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company will endeavour to correct the above noted weaknesses in internal control once it has adequate funds to do so. By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee. With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management. By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Crystal Coranes and Rizalyn Cabrillas will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 4T   CONTROLS AND PROCEDURES

There were no changes in Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There are no legal proceedings to which Eaglecrest Resources, Inc. or is a party or to which the Tabuk Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A   RISK FACTORS

An investment in our securities involves a high degree of risk.  In evaluating our business and its future expectations, one should consider carefully the risk factors noted below.  Any of the following risk factors, if they occur, could seriously harm our business and its operations. There may be risk factors we do not know exist at this time and therefore they are not included in the risk factors listed below.   Even if they are deemed immaterial at the present time, they could develop whereby they will adversely affect our business.  Our shares are speculative by nature and therefore the risk of purchasing our share is high.   One should consider whether they can assume a loss of their entire investment.

Risks Related to Our Company and the Tabuk Gold Claim

Since inception we have not made any revenue and have incurred operating losses.

Since the date of our inception, being August 22, 2007, to April 30, 2009 we have not made any revenue and have incurred losses of $39,734.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

Being a newly incorporated company we have no operating history which will assist an investor in making a decision whether or not to purchase our shares.

Having been incorporated for several years, we do not have any operation history whereby an individual can make a business decision whether or not our Company will be successful in the future.   Being a start-up company, we have not proven that we can operate a business successfully.  There is no guarantee we will be able to explore and eventually develop the Tabuk.  Only if we are successful in raising capital, exploring the Tabuk to a stage that a production decision is made or locating other business opportunities will we be considered to have an operating history. This will take some time and may never happen.

The chance of us ever finding a commercial viable ore deposit on the Tabuk is extremely remote.

Very few mineral properties when explored ever turn into a producing mine. No matter how much money and time is spent on exploring the Tabuk, there is the possibility that we will never identify an ore deposit of commercial value.   This would result in us having to abandon the Tabuk and if we have the funds available, which we might not at that time, seek another mineral property of merit.  If we do not have the money or are unable to identify a property of merit we might have to cease operations as a going concern which would result in all our shareholders losing their investment in our Company.

We are a small company without much capital which will limit our exploration activities which might result in our shareholders losing their entire investment in our Company.

Being a small company and having only raised to date $10,000 from the sale of our shares, we do not have the money necessary to do the exploration.  If we do not explore the Tabuk we will never know if there is an ore reserve present and money will not be available from the investment community since we have no proven ore reserves.

In exploring the Tabuk we will require workers and consultants which may not be available to us when we need them.

There are numerous mining companies seeking qualified staff to work their mineral claims.  A majority of these companies are better financed and have properties which have merit for future exploration.   We will have to compete with them for qualified workers and consultants.  Having little money available, we will be at a disadvantage which might result in our delaying our exploration activities or else terminating them all together.

If we receive positive results on the Tabuk we still might not be able to put the Tabuk into production.

During our exploration program of the Tabuk, we might be successful in finding positive results in mineralization which might lead to a certain amount of tonnage of ore. The ounces per ton might not be sufficient to warrant production and also the tonnage identified might not be sufficient to cover our cost of extracting the minerals from the ground. This being the case, we would have a property which could never be put into production and eventually we would have to cease operations.

Even though prices of many minerals are relatively high current there is no guarantee that this trend will persist into the future.

With high mineral prices at this time in the exploration and mining sectors of the industry are proceeding at a good rate.  If a drop in metal prices occurs then properties like the Tabuk might not be able to attract the funds needed to carry on exploration.  We have not yet been success in attracting funds for future exploration and in the future if metal price decrease we might not be able to attract any funds.  Without funds we would have to abandon our exploration activities which might result in our Company no longer being a going concern.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability, for which we have no insurance to cover any costs, or damages as we conduct our business.

The search for valuable minerals on the Tabuk involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program on the Tabuk.

We must obtain additional funding or our business will fail.

Presently we do not have sufficient funds on hand to complete program or pay our estimated liabilities over the next twelve months.  We have not investigated any avenues of obtaining additional funding at this time.  Eventually we will have to consider issuing more shares to raise working capital, having our directors and officers advance to us to allow us to meet our current and future obligations as they come due or seek some form of bank financing personally guaranteed by our directors and officers.  If we are unsuccessful in obtaining funds we will have to cease to operate.

O our directors and officers are not residents of the United States and hence it might prove difficult to enforce any liabilities against them.

In the event that our two directors, who are not residents of the United States, Crystal Coranes or Rizalyn Cabrillas commit any action which our shareholders feel are unethical or not legal, our shareholders would likely have difficulty in enforcing any legal action because the officers and directors reside outside of the United States; living in Philippines.  In addition, our limited assets are situated outside the United States and hence would be hard to attach in a law suit.   Normally, in a law suit, personal service in the form of a summons or compliant, would have to be delivered to the officers and directors.  If the shareholders are successful in personal service and receive a favorable judgment against the directors and officers it will be difficult to collect on it since time would have to be spent searching for personal assets in Fiji which might never be found. Therefore, a shareholder’s or shareholders’ ability to effect service of process and eventually to enforce a judgment obtained in US courts against our directors, officers or our Company might be extremely difficult.  Even if a successful judgment in a Philippines Court is obtained, it still might be difficult to enforce and eventually collect on it.   Eventually the shareholders might end up with a “hallow” judgment whereby nothing of substance if obtained.

Risks Related To Our Stock

Our share price is subject to the “Penny Stock Rule” which will result in any broker-dealer involved with our shares having to increase their administrative responsibility which will have a negative effect on both our ability to raise money and a shareholder’s ability to purchase or sell his shares in the market.

Our shares are quoted on the pink sheets and are subject to the “penny stock” rules because our shares meet one or more of the definitions in SEC Rule 3a51-1:

a.	the shares have a price less than $5.00;

b.
the company’s assets are less than $2,000,000, if in business more that three years continuously, or $5,000,000, if the business is less than three years continuously, or the average revenues of less than $6,000,000 for the past three years.

When dealing with a penny stock transaction, the broker-dealer will have to perform certain administrative functions.  Each potential investor will receive disclosure forms from the broker-dealer as well as written permission from him consenting to the broker-deal purchasing the shares on his behalf.  The broker-dealer will also have to provide a current bid and offer quotation as well as a statement of what compensation the broker-dealer and the salesperson will receive from the transaction.  Each month the investor will be provided with a monthly statement showing the closing month price of the shares which the investor purchased.

With the additional administrative work required of the broker-dealer he might be reluctant to transact business in our shares.   If this is the case, it would be difficult for us to attract new investors in the event we wished to raise future capital.  This is especially applicable if we wish to raise funds from financial institutes since many of them are restricted under their by-laws from investing in shares below a certain dollar amount.

If we have to undertake a private placement or sell shares through a public offering, it will have the effect of diluting the present ownership of our shareholders.

To remain as a going concern in the future we might have to undertake a private placement or public offering of our shares from Treasury to finance our exploration program on the Tabuk or to supply us with working capital.   Any issuance of shares from Treasury will dilute the existing shareholders percentage holdings in our Company.  If we require substantial money we will cause a significant dilution to the present holding of our shareholders.

On the other hand, if we have to borrow large sums of money by way of debt obligations we will incur interest and capital repayments which will not dilute our shareholders’ present positions but will cause us a financial hardship. At the present time we doubt whether we could borrow money without the personal guarantees of our two directors.  They may not be prepared to personally guarantee any loans when the time comes.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares outstanding.  This might be very unattractive to future investors thereby limiting our ability of raising capital when needed.

We have never paid a dividend since inception and presently do not anticipate any dividends in the near future.

Since we have never paid a cash dividend since inception.  We do not anticipate doing so for a number of years and any investor who is seeking future income should not purchase our shares.   We intend to retain any and all income in our Company and will be using it for the development of bottling, if warranted, and for working capital.  No one should be seeking a cash flow from their investment in our shares and if shares are purchased they must realize they might have to hold their shares indefinitely without any return.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.     OTHER INFORMATION

      None

ITEM 6.     EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

3.2	By laws By-laws (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGELCREST RESOURCES, INC.
(Registrant)

Date: April 16, 2010	CRYSTAL CORANES
Chief Executive Officer and Director

Date: April 16, 2010	RIZALYN CABRILLAS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director