Form 10-Q
period 2009-10-31
Eaglecrest Resources, Inc.
filed 2010-05-20
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2009

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Eaglecrest Resources, Inc. (a pre-exploration stage company) at October 31, 2009 (with comparative figures as at January 31, 2009) and the statement of operations for the three and nine months ended October 31, 2009 and 2008 and from inception  (August  22, 2007) to October 31, 2009, and the statement of cash flow for the nine months ended October 31, 2009 and 2008 and from inception (August 22, 2007) to October 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending January 31, 2010.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31	January 31
	2009	2009

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$6,794	$1,358
Loan from related parties	29,326	22,309
Total Current Liabilities	36,120	23,667

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 100,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000

Accumulated deficit during the pre-exploration stage	(46,120)	(33,667)

Total Stockholders' Deficiency	(36,120)	(23,667)

	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended October 31, 2009 and 2008 and for the period from August 22, 2007 (date of inception) to October 31, 2009
(Unaudited)

	For Three	For Three	For Nine	For Nine	Aug 22,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	Oct 31,2009	Oct 31,2008	Oct 31,2009	Oct 31,2008	To Oct 31,2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Acquisition and exploration costs	-	-	-	-	5,000
Administrative	2,363	1,833	12,453	16,370	41,120
Total expenses	2,363	1,833	12,453	16,370	46,120

Net Loss	$(2,363)	$(1,833)	$(12,453)	$(16,370)	$(46,120)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

AVERAGE OUTSTASNDING SHARES
Basic	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended October 31, 2009 and 2008 and for the period from August 22, 2007 (date of inception) to October 31, 2009

	For Nine	For Nine	August 22,
	Months	Months	2007 (inception)
	Ended Oct 31,	Ended Oct 31,	to Oct
	2009	2008	31,2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,453)	$(16,370)	$(46,120)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Payable	5,436	16,370	6,794

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,017)	-	(39,326)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	7,017	-	29,326
Proceeds from issuance of common stock	-	-	10,000

	7,017	-	39,326

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

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

On October 31, 2009, the company has a net operating loss available for carryforward of $46,120. The income tax benefit of approximately $15,000 from carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire starting in 2029.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At October 31, 2009, we had working deficit of $36,120 compared to working deficit of $23,667 at January 31, 2009. At both October 31, 2009 and January 31, 2009, our total assets were NIL.

At October31, 2009, our total current liabilities increased to $36,120 as compared with $23,667 at January 31, 2009 as a result of accounts payable of $6,794 and director’s loan(s) in the amount of $29,326.

We have had NIL revenue from inception.

We incurred a loss of $2,363 for the quarter ended October 31, 2009. From inception to October 31, 2009, we have incurred losses of $46,120. The principal components of losses since inception were administrative fees $41,120 and purchase of the Tabuk Gold Property for $5,000.

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

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risksto achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of October 31, 2009 (the “eva;uation date”), Crystal Coranes and Rizalyn Cabrillas assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the nine months ended October 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Since the date of our inception, being August 22, 2007, to October 31, 2009 we have not made any revenue and have incurred losses of $46,120.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

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