Form 10-K
period 2010-01-31
Eaglecrest Resources, Inc.
filed 2010-05-20
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

April 26, 2010: 10,000,000 common shares

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

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES, INCLUDING THOSE THAT WE DO NOT KNOW ABOUT OR THAT WE CURRENTLY DEEM IMMATERIAL, ALSO MAY ADVERSELY AFFECT OUR BUSINESS. THE TRADING PRICE OF OUR SHARES OF COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

OUR COMMON SHARES ARE SPECULATIVE BY NATURE AND INVOLVE AN EXTREMELY HIGH DEGREE OF RISK AND SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. WE ALSO CAUTION PROSPECTIVE INVESTORS THAT THE FOLLOWING RISK FACTORS, AMONG OTHERS, COULD CAUSE OUR ACTUAL FUTURE OPERATING RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF US. IN ASSESSING THESE RISKS, WE SUGGEST THAT YOU ALSO REFER TO OTHER INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING OUR FINANCIAL STATEMENTS AND RELATED NOTES.

RISKS RELATED TO US AND OUR INDUSTRY

1.WE HAVE NEVER EARNED A PROFIT AND THERE IS NO GUARANTEE THAT WE WILL EVER EARN A PROFIT.

From our inception on August 22, 2007 to the period ended on January 31, 2010, we have not generated any revenue. We do not currently have any revenue producing operations. We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

2. WE WERE RECENTLY FORMED, AND WE HAVE NOT PROVEN THAT WE CAN GENERATE A PROFIT. IF WE FAIL TO GENERATE INCOME AND ACHIEVE PROFITABILITY, AN INVESTMENT IN OUR SECURITIES MAY BE WORTHLESS.

We have no operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception on August 22, 2007 to the period ended on January 31, 2010, we incurred a net loss of $52,040.and did not earn any revenue. The purchase of our securities must therefore be regarded as the placing of funds at a high risk in a new or "start-up" venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

3. WE HAVE NO OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR GOLD MINERAL EXPLORATION ACTIVITIES.

We have no history of operations. As a result of our brief operating history, there can be no assurance that that we will be successful exploring for gold. Our success to date in entering into ventures to acquire interests in exploration blocks is not indicative that we will be successful in entering into any further ventures. Any future significant growth in our mineral exploration activities will place additional demands on our Executive Officer, and any increased scope of our operations will present challenges due to our current limited management resources. Our future performance will depend upon our management and his ability to locate and negotiate additional exploration opportunities in which we can participate. There can be no assurance that we will be successful in these efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

4. THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL BECAUSE MS. CORANES, ONE OF OUR TWO OFFICERS AND A DIRECTORS, DOES NOT HAVE FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION.

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

5. WE ARE CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS, AND, AS SUCH, YOU MAY HAVE NO EFFECTIVE VOICE IN OUR MANAGEMENT.

Ms. Coranes and Ms. Cabrillas, our executive officers and directors, beneficially own approximately fifty percent (50%) of our issued and outstanding common stock. Ms. Coranes and Ms. Cabrillas will exercise control over all matters requiring shareholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

6. WE ARE SOLELY GOVERED BY MS. CORANCES AND MS. CABRILLAS, OUR ONLY TWO  EXECUTIVE OFFICERS AND DIRECTORS, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO US FROM A CORPORATE GOVERNANCE PERSPECTIVE.

Ms. Coranes and Ms. Cabrillas, our only two executive officers and directors make decisions such as the approval of related party transactions, the compensation of executive officers, and the oversight of the accounting function. Because we only have two executive officers, there may be limited segregation of executive duties, and thus, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. In addition, Ms. Coranes and Ms. Cabrillas will exercise full control over all matters that require the approval of a Board of Directors. Accordingly, the inherent controls that arise from the segregation of executive duties and review and/or approval of those duties by the Board of Directors may not prevail. Ms. Coranes and Ms. Cabrillas will effectively have both the authority to take any actions and review and approve those actions and, as such, there may be significant risk to us from the corporate governance perspective.

Ms. Cabrillas and Ms. Coranes exercise control over all matters requiring shareholder approval including the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against the transactions implemented by Ms. Coranes and Ms. Cabrillas, conflicts of interest and similar matters.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently do not have any independent directors. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

7. SINCE MS. CORANCES AND MS. CABRILLAS, OUR TWO  EXECUTIVE OFFICERS AND DIRECTORS, ARE NOT RESIDENTS OF THE UNITED STATES, IT MAY BE DIFFICULT TO ENFORCE ANY LIABILITIES AGAINST THEM.

Shareholders may have difficulty enforcing any claims against us because Ms. Cabrillas and Ms. Coranes, our only two executive officers and directors, reside outside the United States. If a shareholder desired to sue, shareholders would have to serve a summons and complaint. Even if personal service is accomplished and a judgment is entered against that person, the shareholder would then have to locate the assets of that person, and register the judgment in the foreign jurisdiction where the assets are located.

8. BECAUSE OUR EXECUTIVE OFFICERS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

It is possible that the demands on Ms. Coranes and Ms. Cabrillas, our only two executive officers and directors, from other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Ms. Coranes and Ms. Cabrillas may not possess sufficient time to manage our business if the demands of managing our business increased substantially.

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

10. WE ARE SENSITIVE TO FLUCTUATIONS IN THE PRICE OF GOLD, WHICH IS BEYOND OUR CONTROL.

The price of gold can fluctuate. Since will continues to be affected by numerous factors beyond our control. Factors that affect the price of gold include the demand from consumers for products that use gold, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs or the viability of our projects.

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

All mining is regulated by the government agencies at the Federal and Provincial levels of government in the Philippines. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on our property in order to obtain governmental approval to mine on the property is also a part of the overall operating costs of a mining company.

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

The report of our independent auditors, on our audited financial statements for the period ended January 31, 2010, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern, it is likely investors will lose their investment.

RISKS RELATED TO OUR STOCK

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

2. IF WE COMPLETE A FINANCING THROUGH THE SALE OF ADDITIONAL SHARES OF OUR COMMON STOCK IN THE FUTURE, THN SHAREHOLDERS WILL EXPERIENCE DILUTION.

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

Our common shares are deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three (3) years) or U.S. $5,000,000 (if in continuous operation for less than three (3) years), or with average revenues of less than U.S. $6,000,000 for the last three (3) years.

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

The Philippines is situated between 5 and 22 degrees north latitude. This means the country falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation. Rainfall on the city can occur in every month, but the wettest months are October, November and December. Annual rainfall is approximately 1.5 meters. Due to the steep, deforested mountains, on average sixty percent (60%) of the rainwater runs off fast to the sea. The remaining forty percent (40%) partly evaporates and seeps through to the island’s underground water aquifier.

Tabuk has an experienced workforce and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Tabuk.

Regional Geology of the Area

The hilly terrains and the middle level plain contain crystalline hard rocks such as charnockites, granite gneiss, khondalites, leptynites, metamorphic gneisses with detached occurrences of crystalline limestone, iron ore, quartzo-feldspathic veins and basic intrusives such as dolerites and anorthosites. Coastal zones contain sedimentary limestones, clay, laterites, heavy mineral sands and silica sands. The hill ranges are sporadically capped with laterites and bauxites of residual nature. Gypsum and phosphatic nodules occur as sedimentary veins in rocks of the cretaceous age. Gypsum of secondary replacement occurs in some of the areas adjoining the foothills of the Western Ghats. Lignite occurs as sedimentary beds of tertiary age. The Black Granite and other hard rocks are amenable for high polish. These granites occur in most of the districts except the coastal area.

Recommended Exploration Work

Previous exploration work has not, to our management’s knowledge, included any attempt to drill the structure on the Tabuk Gold property. Records indicate that no detailed exploration has been completed.

To the east of the property is intrusives consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by sediments and volcanics. The intrusives also consist of a large mass of granodiorite towards the western most point of the property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since the Company’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2010.

PART l l

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company is current quoted on the pink sheets. The Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As at January 31, 2010, the Company had 48 shareholders; two of these shareholders are an officers and director of the Company.

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

			August 22,2007
	Ended	Ended	(Inception)
	January 31, 2010	January 31, 2009	to January 31, 2010

REVENUES	$-	$-	$-

EXPENSES
Acquisition and exploration costs	-	5,000	5,000
Administrative	18,373	28,667	47,040
Total expenses	18,373	33,667	52,040

Net Loss	$(18,373)	$(33,667)	$(52,040)

NET LOSS PER COMMON SHARE
Basic	$-	$-

AVERAGE OUTSTASNDING SHARES
Basic	10,000,000	10,000,000

Balance Sheet Data

	As of	As of
	January 31	January 31
	2010	2009

ASSETS

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$6,950	$1,358
Loan from related parties	35,090	22,309
Total Current Liabilities	42,090	23,667

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 100,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000

Accumulated deficit during the pre-exploration stage	(52,040)	(33,667)

Total Stockholders' Deficiency	(42,040)	(23,667)

	$-	$-

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We presently have minimal day-to-day operations; mainly comprising filing on an annual basis the Annual Report of Directors and Officers with the Secretary of State and preparing the various reports required to be filed with the United States Securities and Exchange Commission (the “SEC”); being Forms 10-K and 10-Qs.

We are a start-up, pre-exploration stage company, have a limited operating history and have not yet undertaken any exploration activity or generated or realized any revenues from our sole property, the Tabuk Gold Claim. As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Tabuk Gold Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility. Such work could take many years of exploration and would require expenditure of very substantial amounts of capital.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Tabuk Gold Claim.  As pre-exploration stage company we have experienced losses and we expect to continue to experience losses for the foreseeable future. Our only potential source for cash at this time is investment by others in our Company or loan advances to us by our officers or directors.  We must raise cash to continue our exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans from our directors and officers.  Our officers and directors have discussed this mater. However, our officers and directors are unwilling to make any commitments as to the amount of money they are prepared to advance in the future.  At the present time, we have not made any arrangements to raise additional cash. We require additional cash to continue operations. Such operations could take many years of exploration and would require expenditure of very substantial amounts of cash, cash we do not presently have and may never be able to raise. If we cannot raise this additional cash we will have to abandon our exploration activities and go out of business.

We estimate we will require approximately $21,450 in cash over the next twelve months. Our cash on hand being nil will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of January 31, 2010, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on August 22, 2007 to January 31, 2010 of $52,040. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Liquidity and Capital Resources

Our non-elective expenses over the next twelve months are expected to be as follows:

Expenses

Accounting and audit	$7,000
Edgar filing costs	1,500
Office and Legal expenses	5,000
Transfer agent fees	1,000
Estimated expenses for the next twelve months	14,500
Add: Account payable – unrelated parties at January 31, 2010	6,950
Estimated funds required over the next twelve months	$21,450

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of January 31, 2010, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Year ended January 31, 2010

We incurred expenses of $18,373 for the year ended January 31, 2010:

Expenses	For the year ended January 31, 2010

Accounting and Audit Fees	$6,950
Legal Fees	11,328
Transfer Agent	95

Total	$18,373

Balance Sheet

Total cash as at January 31, 2009, was Nil.  Our working capital deficiency as of January 31, 2010 was $42,040.  If amounts owed to related parties are excluded there is still a working capital deficit of $6,950.

Total shareholders’ deficit as of January 31, 2010 was $42,040.  Total shares outstanding as of January 31, 2010, were 10,000,000.

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

On August 31, 2007 we completed a private placement consisting of 10,000,000 common shares at a price of $0.001 per shares to our directors and officers for a total consideration of $10,000. Our president, Crystal Coranes, subscribed for 4,000,000 common shares whereas our secretary treasurer, Rizalyn Cabrillas, subscribed for its 6,000,000 common shares of the above noted private placement. Subsequent Rizalyn Cabrillas sold its total 5,000,000 shares leaving also leave of 1,000,000 shares held by Rizalyn Cabrillas.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 5,000,000.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are quoted on the pink sheets, although the pink sheets does not have any listing requirements per se, management plans to remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Eaglecrest Claim, and

●	other events which we have no control over.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended January 31, 2010 have been audited by our independent registered accountants, Madsen & Associates CPA’s Inc., and attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended January 31, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA's Inc., on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc., would have caused them to make a reference in connection with its report on the financial statements for the year.

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

As of January 31, 2010 ( the “evaluation date”),, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended January 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers and directors follows:

NAME	AGE	POSITION AND TERM OF OFFICE	ADDRESS

Crystal S. Coranes	27	President and Director	29 Cagayan De Oro St, Alabang Hills Village, Cupang Muntinlupa, Philippines

Rizalyn R. Cabrillas	29	Treasurer, Secretary and Director	340 Basa Compound Zapote Las Pinas, City Metro Manila, Philippines

At present, we have two executive officers and directors. Our Bylaws provide for a Board of Directors (“Board”) ranging from one to nine members, with the exact number to be specified by the Board. All directors will hold office until the next annual meeting of the stockholders following their election and until their successors have been duly elected and qualified. The Board appoints officers. Officers will hold office until the next annual meeting of our Board following their appointment and until their successors have been appointed and qualified.

Background of officers and directors

Set out the below is a brief description of the recent employment and business experience of our two executive officers and directors, Ms. Coranes and Ms. Cabrillas:

Crystal Coranes – President and Director

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

Significant Employees

We have no paid employees as such. Our Officers and Directors fulfill many of the functions that would otherwise require Eaglecrest to hire employees or outside consultants.

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

Summary Compensation Table

Long Term Compensation

Annual Compensation	Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Comp- ensation ($)

Crystal Coranes President and Principal Executive Director	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Rizalyn Cabrillas Principal Financial Director, Principal Accounting Director and Secretary Treasurer	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

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

Activities since Inception

Our previous President, Rodelio Raneses, arranged for incorporation of our company, subscribed for shares to provide initial working capital, and identified the Tabuk Gold Claim, arranged for its acquisition, commissioned a geological report on the Tabuk Gold Claim obtaining the assistance of professionals as needed.  Mr. Raneses died in 2008. Ms. Crystal Coranes has coordinated preparation of our effective registration statement and has principal responsibility for preparation of our periodic reports and all other matters normally performed by an executive officer.

Our Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer, Rizalyn Cabrillas assisted in identifying investors to participate in the private placement closed on April 30, 2008 and also assisted in preparation of our effective registration statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of January 31, 2010 for (1) each of our directors and executive officers individually; (2) each person or group that we know owns beneficially more than five percent (5%) of our common stock; and (3) all directors and executive officers as a group.

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

NAME AND	SHARES OWNED	AFTER
ADDRESS OF OWNER	PRIOR TO OFFERING	OFFERING

Rizalyn Cabrillas	1,000,000	10%

Crystal Coranes	4,000,000	40%

Directors and Officers as a group	5,000,000	50%

Future Sales by Existing Shareholders

As of January 31, 2010 there are a total of 10,000,000 shares of our common stock are issued and outstanding. Of these all 5,000,000 being 50%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933.

DESCRIPTION OF SECURITIES

We are authorized to issue up to 100,000,000 shares of common stock, par value $.001 per share.

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

Available Information

We are subject to the reporting requirements of the SEC. In that we are required to file from 10-Ks and 10-Q on a regular basis.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  All the directors and officer have not filed a Form 3 with the SEC subsequent to the period under review.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on August 22, 2007, a Code of Business Ethics and Control for the Board of Directors (the “Code”). Eaglecrest’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Eaglecrest and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended January 31, 2010 for professional services for the review of the annual financial statements as of January 31, 2009 and 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $1,000 for each of the quarters ended and $5,000 for the audit of the January 31, 2010 financial statements.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Eaglecrest’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

(3)           Tax Fees

The aggregate fees billed in January 31, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $0.

(4)           All Other Fees

During the period from inception to January 31, 2010 there were no other fees charged by the principal accountant other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 15. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Statement of Cash Flows for the years ended January 31, 2010 and 2009 and for the period from August 22, 2007 (date of inception) to January 31, 2010	32

Notes to the Financial Statements	33

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report: None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

3.2	Articles of Incorporation (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

3.3	By-laws (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

5	Stock Specimen (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EAGLECREST RESOURCES, INC.
(Registrant)

By:  CRYSTAL CORANES
        Crystal Coranes
        Chief Executive Officer,
        President and Director

Dated:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on its behalf of the requirement and in the capillaries on the dates indicated.

By:  CRYSTAL CORANES
        Crystal Coranes
        Chief Executive Officer,
        President and Director

Date:

By:  RIZALYN CABRILLAS
        Rizalyn Cabrillas
        Chief Accounting Officer,
        Chief Financial Officer and Director

MADSEN & ASSOCIATES, CPA’s INC.
Certified Public Accountants and Business Consultants	684 East Vine St. #3
Murray, Utah 84107
Telephone (801) 268-2632
Fax (801) 262-3978

Board of Directors
Eaglecrest Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Eaglecrest Resources, Inc. (pre-exploration stage company) as of January 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2010 and 2009, and the period August 22, 2007 (date of inception) to January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eaglecrest Resources, Inc., at January 31, 2010 and 2009, and the related statements of operations and cash flows for the years ended January 31, 2010 and 2009, and the period August 22, 2007 (date of inception) to January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company will need additional working capital for its planned activity and to service any debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah
April 26, 2010

/s/ Madsen & Associates, CPA’s Inc.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS
January 31, 2010 and 2009

	January 31	January 31
	2010	2009

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$6,950	$1,358
Loan from related parties	35,090	22,309
Total Current Liabilities	42,040	23,667

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 100,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000

Accumulated deficit during the pre-exploration stage	(52,040)	(33,667)

Total Stockholders' Deficiency	(42,040)	(23,667)

	$-	$-

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the years ended January 31, 2010 and 2009 and the period August 22, 2007 (date of inception) to January 31, 2010

			Inception to
	January 31,2010	January 31,2009	January 31,2010

REVENUES	$-	$-	$-

EXPENSES
Acquisition and exploration costs	-	-	5,000
Administrative	18,373	21,167	47,040
Total expenses	18,373	21,167	52,040

Net Loss	$(18,373)	$(21,167)	$(52,040)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)

AVERAGE OUTSTASNDING SHARES
Basic	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period August 22, 2007 (date of inception) to January 31, 2010

	Common Stock		Deficit
	Shares	Amount	Accumulated

Balance - August 22, 2007 (Date of Inception)		$-	$-

Stock issued for cash on August 31, 2007 at $0.001 per share	10,000,000	10,000	-

Net operating loss for the period ended Jan 31,2008	-	-	(12,500)

Balance - January 31, 2008	10,000,000	10,000	(12,500)

Net operating loss for the year ended Jan 31,2009	-	-	(21,167)

Balance - January 31, 2009	10,000,000	10,000	(33,667)

Net operating loss for the year end Jan 31, 2010	-	-	(18,373)

Balance - January 31, 2010	10,000,000	$10,000	$(52,040)

 The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended January 31, 2010 and 2009 and for the period from August 22, 2007 (date of inception) to January 31, 2010

	January 31,	January 31,	Inception
	2010	2009	to Jan 31,2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,373)	$(21,167)	$(52,040)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Payable	5,593	1,358	6,950

NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(12,780)	$(19,809)	$(45,090)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	12,780	19,809	35,090
Proceeds from issuance of common stock	-	-	10,000

	$12,780	$19,809	$45,090

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
January 31, 2010

NOTE 1 - ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date a mineral claim, with unknown reserves had been acquired. The Company has not established the existence of commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

On January 31, 2010, the Company has a net operating loss available for carryforward of $52,040. The income tax benefit of approximately $15,600 from carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire starting in 2030.

Unproven Mining Claim Costs

The cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Financial and Concentrations Risk

The company has no financial and concentrations risks.

Basic and Diluted Net Income(Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
January 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE 4 – CAPITAL STOCK

From is inception the Company has issued 10,000,000 private placement common shares for cash of $10,000.

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 50% of the outstanding common capital stock of the Company and they have made advances in no interest, demand loans of $35,090.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
January 31, 2010

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investment, which will enable the Company to operate for the coming year.

NOTE 7 - SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date to April 26, 2010 and has found no material event to report.