Form 10-Q
period 2010-04-30
Eaglecrest Resources, Inc.
filed 2010-06-10
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ___________ to _____________

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

June 4, 2010: 10,000,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Eaglecrest Resources, Inc. (pre-exploration stage company) at April 30, 2010 (with comparative figures as at January 31, 2010) and the statement of operations for the three months ended April 30, 2010 and 2009 and from inception  (August  22, 2007) to April 30, 2010, and the statement of cash flow for the three months ended April 30, 2010 and 2009 and from inception (August 22, 2007) to April 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended April 30, 2010 are not necessarily indicative of the results that can be expected for the year ending January 31, 2011.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30	January 31
	2010	2010

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$8,350	$6,950
Loan from related parties	39,390	35,090
Total Current Liabilities	47,740	42,040

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 100,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000

Accumulated deficit during the pre-exploration stage	(57,740)	(52,040)

Total Stockholders' Deficiency	(47,740)	(42,040)

	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended April 30, 2010 and 2009 and for the period from August 22, 2007 (date of inception) to April 30, 2010
(Unaudited)

	For Three	For Three	Aug 22,
	Months Ended	Months Ended	2007 (Inception)
	April 30, 2010	April 30, 2009	To April 30, 2010

REVENUES	$-	$-	$-

EXPENSES
Acquisition and exploration costs	-	-	5,000
Administrative	5,700	6,067	52,740
Total expenses	5,700	6,067	57,740

Net Loss	$(5,700)	$(6,067)	$(57,740)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)

AVERAGE OUTSTASNDING SHARES
Basic (stated in 1000’s)	10,000	10,000

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended April 30, 2010 and 2009 and for the period from August 22, 2007 (date of inception) to April 30, 2010

	For Three	For Three	August 22,
	Months	Months	2007 (inception)
	Ended Apr 30,	Ended Apr 30,	to Apr 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,700)	$(6,067)	$(57,740)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Payable	1,400	(950)	8,350

NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(4,300)	$(7,017)	(49,390)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	4,300	7,017	39,390
Proceeds from issuance of common stock	-	-	10,000

	$4,300	$7,017	49,390

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2010

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

On April 30, 2010, the Company has a net operating loss available for carryforward of $57,740. The income tax benefit of approximately $17,400 from carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire starting in 2031.

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

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Environmental Requirements

At the report date environmental requirements related to a formally held mineral claim are unknown and therefore any estimate of future costs cannot be made.

Mineral Property Acquisition Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

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

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The Acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

NOTE 4 – CAPITAL STOCK

From is inception the Company has issued 10,000,000 private placement common shares for cash of $10,000.

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-director have acquired 50% of the outstanding common capital stock of the Company and have made advances in no interest, demand loans of $39,390.

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

NOTE 7 - SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date to June 4, 2010 and has found no material event to report.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At April 30, 2010, we had working deficit of $47,740 compared to working deficit of $42,040 at January 31, 2010. At both April 30, 2010 and January 31, 2010, our total assets were NIL.

At April 30, 2010, our total current liabilities increased to $47,740 as compared with $42,040 at January 31, 2010 as a result of accounts payable of $8,350 and director’s loan(s) in the amount of $39,390.

We have had NIL revenue from inception.

We incurred a loss of $5,700 for the quarter ended April 30, 2010. From inception to April 30, 2010, we have incurred losses of $57,740. The principal components of losses since inception were administrative fees $52,740 and purchase of the Tabuk Gold Property for $5,000.

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

As of April 30, 2010 (the “evaluation Date”), Crystal Coranes and Rizalyn Cabrillas assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the three months ended April 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Since the date of our inception, being August 22, 2007, to April 30, 2010 we have not made any revenue and have incurred losses of $57,740.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

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

EAGELCREST RESOURCES, INC.
(Registrant)

Date: June 4, 2010	CRYSTAL CORANES
Chief Executive Officer and Director

Date: June 4, 2010	RIZALYN CABRILLAS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director