Form 10-Q
period 2010-07-31
Eaglecrest Resources, Inc.
filed 2010-09-10
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form February 1, 2010 to July 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 1, 2010: 60,000,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Eaglecrest Resources, Inc. (pre-exploration stage company) at July 31, 2010 (with comparative figures as at January 31, 2010) and the statement of operations for the three and six months ended July 31, 2010 and 2009 and from inception  (August  22, 2007) to July 31, 2010, statement of changes in stockholders’ deficiency from inception (August 22, 2007) to July 31, 2010, and the statement of cash flow for the six months ended July 31, 2010 and 2009 and from inception (August 22, 2007) to July 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending January 31, 2011.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	July 31	January 31
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ -	$ -
Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$ 8,100	$ 6,950
Loan from related parties	47,181	35,090
Total Current Liabilities	55,281	42,040

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 600,000,000 shares authorized;
60,000,000 shares issued and outstanding	60,000	60,000
Capital in excess of par value	(50,000)	(50,000)
Accumulated deficit during the pre-exploration stage	(65,281)	(52,040)

Total Stockholders' Deficiency	(55,281)	(42,040)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended July 31, 2010 and 2009 and for the period from August 22, 2007 (date of inception) to July 31, 2010
(Unaudited)

	Three Months	Six Months	Three Months	Six Months	Aug 22,2007
	ended	ended	ended	ended	(Inception)
	July 31,2010	July 31,2010	July 31,2009	July 31,2009	to July 31,2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Acquisition and exploration costs	-	-	-	-	5,000
Administrative	7,541	13,241	4,023	10,090	60,281
Total expenses	7,541	13,241	4,023	10,090	65,281

Net Loss	$ (7,541)	$(13,241)	$ (4,023)	$(10,090)	$ (65,281)

NET LOSS PER COMMON SHARE
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTASNDING SHARES
Basic (stated in 1000's)	60,000	60,000	60,000	60,000

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
Period August 22, 2007 (date of inception) to July 31, 2010

	Common Stock		Capital in	Deficit
	Shares	Amount	Excess of	Accumulated
	#	$	Par Value	$

Balance - August 22, 2007 (Date of Inception)	-	$ -	$ -	$ -

Stock issued for cash on August 31, 2007 at
$0.001 per share	60,000,000	60,000	(50,000)	-

Net loss for the period ended Jan 31,2008	-	-	-	(12,500)

Balance - January 31, 2008	60,000,000	60,000	(50,000)	(12,500)

Net loss for the year ended Jan 31,2009	-	-	-	(21,167)

Balance - January 31, 2009	60,000,000	60,000	(50,000)	(33,667)

Net loss for the year end Jan 31, 2010	-	-	-	(18,373)

Balance - January 31, 2010	60,000,000	$60,000	$ (50,000)	(52,040)

Net loss for the period end Jul 31, 2010	-	-	-	(13,241)

Balance - July 31, 2010	60,000,000	$60,000	$ (50,000)	$ (65,281)

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended July 31, 2010 and 2009 and for the period from August 22, 2007 (date of inception) to July 31, 2010

	Six Months	Six Months	August 22,
	ended	ended	2007
	July 31,	July 31,	(inception)
	2010	2009	to Jul 31,2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (13,241)	$ (10,090)	$ (65,281)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Payable	1,150	3,073	8,100

NET CASH FLOWS USED IN OPERATING ACTIVITIES	$ (12,091)	$ (7,017)	$ (57,181)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	12,091	7,017	47,181
Proceeds from issuance of common stock	-	-	10,000

	$ 12,091	$ 7,017	$ 57,181

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

NOTE 1 - ORGANIZATION

The Company, Eaglecrest Resources, Inc. was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001.

The directors on August 2, 2010 approved an amendment to the articles of the incorporation whereby the authorized share capital of the Company would be increased from 100,000,000 common shares with a par value of $0.001 per share to 600,000,000 common shares with a par value of $0.001 par share.

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

On July 31, 2010, the Company has a net operating loss available for carryforward of $65,281. The income tax benefit of approximately $19,000 from carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire starting in 2031.

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
July 31, 2010

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

Various factors could impact the Company’s ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

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

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-director has acquired 50% of the outstanding common capital stock of the Company and has made advances in no interest, demand loans of $47,181.

NOTE 5 – CAPITAL STOCK

On August 31, 2007, the Company completed a private placement consists of 60,000,000 post split common share sold to directors and officers for a total considerate of $10,000.

On August 6, 2010, the Company approved a resolution to forward split the common shares of the Company on the basis of six new shares for one existing common stock held. As at July 31, 2010, 60,000,000 post split common share issued and outstanding. The 60,000,000 post split common share are shown as split from the date of inception.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital from Crystal Coranes, President, and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investment, which will enable the Company to operate for the coming year.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date up to the date this report and has found no material subsequent events to report.

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

We anticipate that we will incur $20,000 for operating expenses over the next twelve (12) month period, including professional legal and accounting expenses associated with compliance with our continuing periodic reporting requirements.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At July 31, 2010, we had working deficit of $55,281 compared to working deficit of $42,040 at January 31, 2010. At both July 31, 2010 and January 31, 2010, our total assets were NIL.

At July 31, 2010, our total current liabilities increased to $55,281 as compared with $42,040 at January 31, 2010 as a result of accounts payable of $8,100 and director’s loan(s) in the amount of $47,181.

We have had NIL revenue from inception.

We incurred a loss of $13,241 for the six months ended July 31, 2010. From inception to July 31, 2010, we have incurred losses of $65,281. The principal components of losses since inception were administrative fees $60,281 and purchase of the Tabuk Gold Property for $5,000.

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

As of July 31, 2010 (the “evaluation Date”), Crystal Coranes and Rizalyn Cabrillas assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the six months ended July 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Since the date of our inception, being August 22, 2007, to July 31, 2010 we have not made any revenue and have incurred losses of $65,281.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

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

ITEM 5.                      OTHER INFORMATION

Effective August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock in connection with a stock split. Subsequent to the stock split, the authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.006 per share.

On August 6, 2010, the Company effected a 6 for 1 forward stock split of all of its issued and outstanding shares of common shares of common stock. This amend is the issued and outstanding shares being increased from 100,000,000 common shares to 60,000,000 common shares.

ITEM 6.                      EXHIBITS

The following exhibits are included as part of this report by reference:

    (3)            ARTICLES OF INCORPORATION AND BY-LAWS

3.1	Articles of Incorporation (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

3.2	By laws By-laws (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)
(10)	MATERIAL CONTRACTS
10.1	Amended its Articles of Incorporation to increase its number of authorized shares of common stock(incorporated by reference from our Current Report on Form 8-K filed on August 9, 2010)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGELCREST RESOURCES, INC.
(Registrant)

Date: September 9, 2010	CRYSTAL CORANES
Chief Executive Officer and Director

Date: September 9, 2010	RIZALYN CABRILLAS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director