Form 10-Q
period 2010-10-31
Eaglecrest Resources, Inc.
filed 2010-12-15
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from February 1 to October 31, 2010

Commission File number 001-34212

EAGLECREST RESOURCES. INC.
                                                         (Exact name of registrant as specified in its charter)

Nevada	262626737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

December 15, 2010: 60,000,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Eaglecrest Resources, Inc. (pre-exploration stage company) (the Company) at October 31, 2010 (with comparative figures as at January 31, 2010) and the statement of operations for the three and nine months ended October 31, 2010 and 2009 and from inception  (August  22, 2007) to October 31, 2010, statement of changes in stockholders’ deficiency from inception (August 22, 2007) to October 31, 2010, and the statement of cash flow for the nine months ended October 31, 2010 and 2009 and from inception (August 22, 2007) to October 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending January 31, 2011.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	October 31	January 31
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ -	$ -
Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$ 8,150	$ 6,950
Advances from related parties	50,572	35,090
Total Current Liabilities	58,722	42,040

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 600,000,000 shares authorized;
60,000,000 shares issued and outstanding	60,000	60,000
Capital in excess of par value	(50,000)	(50,000)
Accumulated deficit during the pre-exploration stage	(68,722)	(52,040)

Total Stockholders' Deficiency	(58,722)	(42,040)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended October 31, 2010 and 2009 and for the period from August 22, 2007 (date of inception) to October 31, 2010
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Aug 22,2007
	ended	ended	ended	ended	(Inception)
	October 31,2010	October 31,2009	October 31,2010	October 31,2009	to October 31,2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Impairment on Mineral Claim Acquisition	-	-	-	-	5,000
General and Administrative	3,441	2,363	16,682	12,453	63,722
Total expenses	3,441	2,363	16,682	12,453	68,722

Net Loss	$ (3,441)	$ (2,363)	$ (16,682)	$ (12,453)	$ (68,722)

NET LOSS PER COMMON SHARE
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED
AVERAGE OUTSTASNDING SHARES
Basic and Diluted (stated in 1000's)	60,000	60,000	60,000	60,000

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended October 31, 2010 and 2009 and for the period from August 22, 2007 (date of inception) to October 31, 2010 (Unaudited)

	Nine Months	Nine Months	August 22,
	ended	ended	2007
	October 31,	October 31,	(inception)
	2010	2009	to October 31,2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (16,682)	$ (12,453)	$ (68,722)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Changes in Accounts Payable	1,200	5,436	8,150

NET CASH FLOWS USED IN OPERATING ACTIVITIES	$ (15,482)	$ (7,017)	$ (60,572)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	15,482	7,017	50,572
Proceeds from issuance of common stock	-	-	10,000

	$ 15,482	$ 7,017	$ 60,572

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010
(Unaudited)
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

On October 31, 2010, the Company has a net operating loss available for carryforward of $68,722. The income tax benefit of approximately $22,600 from carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will being to expire in 2027.

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
October 31, 2010
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

Mineral Property Acquisition Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Exploration costs are expensed as incurred. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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
October 31, 2010
(Unaudited)

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

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 50% of the outstanding common capital stock of the Company and have made advances of $50,572. These advances are non-interest bearing and payable on demand.

NOTE 5 – CAPITAL STOCK

On August 31, 2007, the Company completed a private placement consists of 60,000,000 post split common share sold to directors and officers for a total consideration of $10,000.

On August 6, 2010, the Company approved a resolution to forward split the common shares of the Company on the basis of six new shares for one existing common stock held. As at October 31, 2010, 60,000,000 post split common share issued and outstanding. The 60,000,000 post split common share are shown as split from the date of inception.

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

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010
(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to December 15, 2010 which is the date the financial statements were issued.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At October 31, 2010, we had working deficit of $58,722 compared to working deficit of $42,040 at January 31, 2010. At both October 31, 2010 and January 31, 2010, our total assets were NIL.

At October 31, 2010, our total current liabilities increased to $58,722 as compared with $42,040 at January 31, 2010 as a result of accounts payable of $8,150 and advances from related parties in the amount of $50,572.

We have had NIL revenue from inception.

We incurred a loss of $16,682 for the nine months ended October 31, 2010. From inception to October 31, 2010, we have incurred losses of $68,722. The principal components of losses since inception were administrative fees $63,722 and an impairment loss recorded related to the purchase of the Tabuk Gold Property for $5,000.

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

As of October 31, 2010 (the “Evaluation Date”), Crystal Coranes and Rizalyn Cabrillas assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the nine months ended October 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Since the date of our inception, being August 22, 2007, to October 31, 2010 we have not made any revenue and have incurred losses of $68,722.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

Having been incorporated since 2007 we have no operating history which will assist an investor in making a decision whether or not to purchase our shares.

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

ITEM 5.                      OTHER INFORMATION

Effective August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock in connection with a stock split. Subsequent to the stock split, the authorized capital stock of the Company consists of 60,000,000 shares of common stock, par value $0.001 per share.

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
         (31)                    Rule 13a-14(a)/15d-14(a) Certifications

          31.1                 Section 302 Certification under Sarbanes-Oxley Act of 2002 of Crystal Coranes (Chief Executive Officer)
          31.2                 Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rizalyn Cabrillas (Chief Financial Officer)

        (32)                   Rule 1350) Certifications

          32.1                Section 906 Certification under Sarbanes-Oxley Act of 2002 of Crystal Coranes (Chief Executive Officer)
          32.2                Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rizalyn Cabrillas (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGELCREST RESOURCES, INC.
(Registrant)

Date: December 15 , 2010	CRYSTAL CORANES
Chief Executive Officer and Director

Date: December 15 , 2010	RIZALYN CABRILLAS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director