Form 10-K
period 2011-01-31
Eaglecrest Resources, Inc.
filed 2011-04-29
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from February 1, 2010 to January 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes[   ]         No  [X]

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

April 28, 2011: 60,000,000 common shares

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

RISKS RELATED TO US AND OUR INDUSTRY

1. WE HAVE NEVER EARNED A PROFIT AND THERE IS NO GUARANTEE THAT WE WILL EVER EARN A PROFIT.
From our inception on August 22, 2007 to the period ended on January 31, 2011, we have not generated any revenue. We do not currently have any revenue producing operations. We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

2. WE WERE RECENTLY FORMED, AND WE HAVE NOT PROVEN THAT WE CAN GENERATE A PROFIT. IF WE FAIL TO GENERATE INCOME AND ACHIEVE PROFITABILITY, AN INVESTMENT IN OUR SECURITIES MAY BE WORTHLESS.
We have no operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception on August 22, 2007 to the period ended on January 31, 2011, we incurred a net loss of $69,697.and did not earn any revenue. The purchase of our securities must therefore be regarded as the placing of funds at a high risk in a new or "start-up" venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

4. THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL BECAUSE MS. CORANES, ONE OF OUR TWO OFFICERS AND A DIRECTOR, DOES NOT HAVE FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION.
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

10. WE ARE SENSITIVE TO FLUCTUATIONS IN THE PRICE OF GOLD, WHICH IS BEYOND OUR CONTROL.
The price of gold can fluctuate. Since will continue to be affected by numerous factors beyond our control. Factors that affect the price of gold include the demand from consumers for products that use gold, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs or the viability of our projects.

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
The report of our independent auditors, on our audited financial statements for the period ended January 31, 2011, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern, it is likely investors will lose their investment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since the Company’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2011.

PART l l

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company is current quoted on the pink sheets. The Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As at January 31, 2011, the Company had 48 shareholders; two of these shareholders are an officers and director of the Company.

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

			August 22,2007
	Ended	Ended	(Inception)
	January 31, 2011	January 31, 2010	to January 31, 2011

REVENUES	$-	$-	$-

EXPENSES
Impairment Loss on Mineral Claim	-	5,000	5,000
General and Administrative	17,657	18,373	64,697
Total expenses	17,657	18,373	69,697

Net Loss	$(17,657)	$(18,373)	$(69,697)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)

AVERAGE OUTSTASNDING SHARES
Basic	60,000,000	60,000,000

Balance Sheet Data
	As of	As of
	January 31	January 31
	2011	2010

ASSETS

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$975	$6,950
Advances from related parties	58,722	35,090
Total Current Liabilities	59,697	42,040

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 100,000,000 shares authorized;
60,000,000 shares issued and outstanding	60,000	60,000
Capital in excess of par value	(50,000)	(50,000)
Accumulated deficit during the pre-exploration stage	(69,697)	(52,040)

Total Stockholders' Deficiency	(59,697)	(42,040)

	$-	$-
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

We estimate we will require approximately 14,000 in cash over the next twelve months. Our cash on hand being nil will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of January 31, 2011, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on August 22, 2007 to January 31, 2011 of $69,697. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Liquidity and Capital Resources

Our non-elective expenses over the next twelve months are expected to be as follows:

Expenses

Accounting and audit	$7,000
Edgar filing costs	2,000
Office and Legal expenses	3,000
Transfer agent fees	1,000
Estimated expenses for the next twelve months	13,000
Add: Account payable – unrelated parties at January 31, 2011	975
Estimated funds required over the next twelve months	$13,975

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of January 31, 2011, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Year ended January 31, 2011

We incurred expenses of $17,657 for the year ended January 31, 2011:

Expenses	For the year ended January 31, 2011

Accounting and Audit Fees	$7,825
Legal Fees	3,525
Transfer Agent	600
Filing Fees	5,553
Office	154

Total	$17,657

Balance Sheet

Total cash as at January 31, 2011, was Nil.  Our working capital deficiency as of January 31, 2011 was $59,697.  If amounts owed to related parties are excluded there is still a working capital deficit of $975.

Total shareholders’ deficit as of January 31, 2011 was $59,697.  Total shares outstanding as of January 31, 2011, were 60,000,000.

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

On August 31, 2007 we completed a private placement consisting of 60,000,000 common shares at a price of $0.001 per shares to our directors and officers for a total consideration of $10,000. Our president, Crystal Coranes, subscribed for 4,000,000 common shares whereas our secretary treasurer, Rizalyn Cabrillas, subscribed for its 1,000,000 common shares of the above noted private placement. Also leave of 55,000,000 shares held by other shareholders.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable at this time.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended January 31, 2011 have been audited by our independent registered accountants, Madsen & Associates CPA’s Inc., and attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended January 31, 2011, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA's Inc., on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc., would have caused them to make a reference in connection with its report on the financial statements for the year.

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

As of January 31, 2011 ( the “evaluation date”),, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended January 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers and directors follows:

NAME	AGE	POSITION AND TERM OF OFFICE	ADDRESS

Crystal S. Coranes	28	President and Director	29 Cagayan De Oro St, Alabang Hills Village, Cupang Muntinlupa, Philippines

Rizalyn R. Cabrillas	30	Treasurer, Secretary and Director	340 Basa Compound Zapote Las Pinas, City Metro Manila, Philippines

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

Summary Compensation Table

Long Term Compensation

Annual Compensation	Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

Crystal Coranes President and Principal Executive Director	2008 2009 2010 2011	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Rizalyn Cabrillas Principal Financial Director, Principal Accounting Director and Secretary Treasurer	2008 2009 2010 2011	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of January 31, 2011 for (1) each of our directors and executive officers individually; (2) each person or group that we know owns beneficially more than five percent (5%) of our common stock; and (3) all directors and executive officers as a group.

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

NAME AND	SHARES OWNED	AFTER
ADDRESS OF OWNER	PRIOR TO OFFERING	OFFERING

Rizalyn Cabrillas	1,000,000	2%

Crystal Coranes	4,000,000	7%

Directors and Officers as a group	5,000,000	9%

Future Sales by Existing Shareholders

As of January 31, 2011 there are a total of 60,000,000 shares of our common stock are issued and outstanding. Of these all 30,000,000 being 50%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $50,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $50,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended January 31, 2011 for professional services for the review of the annual financial statements as of January 31, 2010 and 2011 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $800 for each of the quarters ended and $3,300 for the audit of the January 31, 2011 financial statements.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Eaglecrest’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

(3)           Tax Fees

The aggregate fees billed in January 31, 2011 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $0.

(4)           All Other Fees

During the period from inception to January 31, 2011 there were no other fees charged by the principal accountant other than those disclosed in (1) and (3) above.

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

EAGLECREST RESOURCES, INC.
(Registrant)

Dated: April 29, 2011

By:  CRYSTAL CORANES
        Crystal Coranes
        Chief Executive Officer,
        President and Director

Dated:  April 29, 2011

By:  RIZALYN CABRILLAS
        Rizalyn Cabrillas
        Chief Accounting Officer,
        Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on its behalf of the requirement and in the capillaries on the dates indicated.

Date:  April 29, 2011

By:  CRYSTAL CORANES
        Crystal Coranes
        Chief Executive Officer,
        President and Director

 Dated:  April 29, 2011

By:  RIZALYN CABRILLAS
        Rizalyn Cabrillas
        Chief Accounting Officer,
        Chief Financial Officer and Director

MADSEN & ASSOCIATES CPA’s, INC.
684 East Vine St. #3
Murray, Utah 84107
Telephone (801) 268-2632
Fax (801) 262-3978

Board of Directors
Eaglecrest Resources, Inc.
(a Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Eaglecrest Resources, Inc. (a Pre-Exploration Stage Company) (the Company) as of January 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended January 31, 2011, and for the period August 22, 2007 (date of inception) to January 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eaglecrest Resources, Inc. (a Pre-Exploration Stage Company) as of January 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2011, and for the period August 22, 2007 (date of inception) to January 31, 2011in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s, Inc.
Murray, Utah
April 28, 2011

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS
(Audited)

	January 31	January 31
	2011	2010

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$975	$6,950
Advances from related parties	58,722	35,090
Total Current Liabilities	59,697	42,040

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 100,000,000 shares authorized;
60,000,000 shares issued and outstanding	60,000	60,000
Additional Paid-in Capital	(50,000)	(50,000)
Deficit accumulated during the pre-exploration stage	(69,697)	(52,040)

Total Stockholders' Deficiency	(59,697)	(42,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the years ended January 31, 2011 and 2010 and the period August 22, 2007 (date of inception) to January 31, 2011

			Inception to
	January 31,2011	January 31,2010	January 31,2011

REVENUES	$-	$-	$-

EXPENSES
Impairment loss on mineral claim	-	-	5,000
General and administrative	17,657	18,373	64,697
Total expenses	17,657	18,373	69,697

Net Loss	$(17,657)	$(18,373)	$(69,697)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	60,000,000	60,000,000

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
Period August 22, 2007 (date of inception) to January 31, 2011

	Common Stock				Deficit
	Shares	Amount	Additional Paid-in Capital	Total Stockholders’ deficiency	accumulated during the pre-exploration stage

Balance - August 22, 2007 (Date of Inception)		$-	$ -	$ -	$ -

Stock issued for cash on August 31, 2007 for cash	60,000,000	60,000	(50,000)	10,000

Net operating loss for the period ended Jan 31,2008	-	-	-	(12,500)	(12,500)

Balance - January 31, 2008	60,000,000	60,000	(50,000)	(2,500)	(12,500)

Net operating loss for the year ended Jan 31,2009	-	-	-	(21,167)	(21,167)

Balance - January 31, 2009	60,000,000	60,000	(50,000)	(23,667)	(33,667)

Net operating loss for the year end Jan 31, 2010	-	-	-	(18,373)	(18,373)

Balance - January 31, 2010	60,000,000	$60,000	(50,000)	(42,040)	(52,040)

Net operating loss for the year end Jan 31, 2011	-	-	-	(17,657)	(17,657)

Balance - January 31, 2011	60,000,000	$60,000	(50,000)	(59,697)	(69,697)

 The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended January 31, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to January 31, 2011

	January 31,	January 31,	Inception
	2011	2010	to Jan 31,2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(17,657)	$(18,373)	$(69,697)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Impairment loss on mineral claim			5,000

Accounts Payable	(5,975)	5,593	975

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	$(23,632)	$(12,780)	$(63,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim			(5,000)
NET CASH FLOWS (USED IN) INVESTING ACTIVITIES			(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	23,632	12,780	58,722
Proceeds from issuance of common stock	-	-	10,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$23,632	$12,780	$68,722

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011

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

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Estimated Tax
Year	Estimated NOL	NOL	Benefit	Valuation	Net Tax
Ending	Carry-Forward	Expires	from NOL	Allowance	Benefit
2008	$ 12,500	2028	$ 3,750	$ (3,750)	$ -
2009	$ 21,167	2029	$ 6,350	$ (6,350)	$ -
2010	$ 18,373	2030	$ 5,512	$ (5,512)	$ -
2011	$ 17,657	2031	$ 5,297	$ (5,297)	$ -
	$ 69,697		$ 20,909	$ (20,909)	$ -

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

The valuation allowance as of January 31, 2011 was $(20,909) which increased by $(5,297) for the year ended January 31, 2011.

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

The claim is accessible by all-weather government maintained roads to the town of Tabuk and Bangued. The claim has no expiration date as long as the company has an interest in it.

NOTE 3 – ACQUISITION OF A MINERAL CLAIM

On August 22, 2007 the company acquired a gold claim for $5,000 known as the Tabuk Gold protery, located about 30 km northwest of the city of Tabuk in Republic of the Philippines and is located 20km  east of the past producing Agote Gold Mine. As of January 31, 2008, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

NOTE 4 – CAPITAL STOCK

From its inception the Company has issued 60,000,000 private placement common shares for cash of $10,000.

On August 6, 2010, the Company approved a resolution to forward split the common shares of the Company on the basis of six new shares for one existing common stock held. The 60,000,000 post split common share are shown as split from the date of inception.

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the year ended January 31, 2011, adirector made advances of $11,682 to the Company.  Officer-directors have acquired 9% of the outstanding common capital stock of the Company and have made non-interest bearing, demand advances of $58,722, since its inception on August 22, 2007.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through advances from an officer-director, and additional equity investment, which will enable the Company to operate for the coming year.