Form 10-Q
period 2011-04-30
Eaglecrest Resources, Inc.
filed 2011-06-15
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from February 1 to April 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

June 13, 2011: 60,000,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Eaglecrest Resources, Inc. (pre-exploration stage company) (the Company) at April 30, 2011 (with comparative figures as at January 31, 2011) and the statement of operations for the three months ended April 30, 2011 and 2010 and from inception  (August  22, 2007) to April 30, 2011, and the statement of cash flow for the three months ended April 30, 2011 and 2010 and from inception (August 22, 2007) to April 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended April 30, 2011 are not necessarily indicative of the results that can be expected for the year ending January 31, 2012.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	April 30	January 31
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ -	$ -
Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$ 1,920	$ 975
Advances from related parties	62,897	58,722
Total Current Liabilities	64,817	59,697

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 100,000,000 shares authorized;
60,000,000 shares issued and outstanding	60,000	60,000
Capital in excess of par value	(50,000)	(50,000)
Accumulated deficit during the pre-exploration stage	(74,817)	(69,697)

Total Stockholders' Deficiency	(64,817)	(59,697)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended April 30, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to April 30, 2011
(Unaudited)

	Three Months	Three Months	Aug 22, 2007
	ended	ended	(Inception)
	April 30, 2011	April 30, 2010	to April 30, 2011

REVENUES	$ -	$ -	$ -

EXPENSES
Impairment on Mineral Claim Acquisition	-	-	5,000
General and Administrative	5,120	6,067	69,817
Total expenses	5,120	6,067	74,817

Net Loss	$ (5,120)	$ (6,067)	$ (74,817)

NET LOSS PER COMMON SHARE
Basic and diluted	$ (0.00)	$ (0.00)
WEIGHTED
AVERAGE OUTSTANDING SHARES
Basic and Diluted (stated in 1000's)	60,000	60,000

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended April 30, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to April 30, 2011 (Unaudited)

	Three Months	Three Months	August 22,
	ended	ended	2007
	April 30,	April 30,	(inception)
	2011	2010	to April 30,2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (5,120)	$ (6,067)	$ (74,817)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment loss on mineral claim			5,000
Changes in operating assets and liabilities:
Changes in Accounts Payable	945	1,400	1,920

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,175)	(4,300)	(67,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	4,175	4,300	62,897
Proceeds from issuance of common stock	-	-	10,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,175	4,300	72,897

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2011
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

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):
Estimated Tax
Year	Estimated NOL	NOL	Benefit	Valuation	Net Tax
Ending	Carry-Forward	Expires	from NOL	Allowance	Benefit
2008	$ 12,500	2028	$ 3,750	$ (3,750)	$ -
2009	$ 21,167	2029	$ 6,350	$ (6,350)	$ -
2010	$ 18,373	2030	$ 5,512	$ (5,512)	$ -
2011	$ 17,657	2031	$ 5,297	$ (5,297)	$ -
2012	$ 5,120	2032	$ 1,536	$ (1,536)	$ -
	$ 74,817		$ 22,445	$ (22,445)	$ -

On April 30, 2011, the Company has a net operating loss available for carryforward of $74,817. The income tax benefit of approximately $22,445 from carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The valuation allowance as of April 30, 2011 was $(22,445) which increased by $(1,536) for the year ended April 30, 2011.

Financial and Concentrations Risk

The company has no financial and concentrations risks.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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
April 30, 2011
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF A MINERAL CLAIM

On August 22, 2007 the company acquired a gold claim for $5,000 known as the Tabuk Gold property, located about 30 km northwest of the city of Tabuk in Republic of the Philippines and is located 20km east of the past producing Agote Gold Mine. As of January 31, 2008, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three months ended April 30, 2011, and officer made advances to the Company of $4,175.

Officers-directors have acquired 9% of the outstanding common capital stock of the Company and have made advances of $62,897, since inception. These advances are non-interest bearing and payable on demand.

NOTE 5 – CAPITAL STOCK

On August 31, 2007, the Company completed a private placement consists of 60,000,000 post split common share sold to directors and officers for a total consideration of $10,000.

On August 6, 2010, the Company approved a resolution to forward split the common shares of the Company on the basis of six new shares for one existing common stock held. As at April 30, 2011, 60,000,000 post split common share issued and outstanding. The 60,000,000 post split common share are shown as split from the date of inception.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At April 30, 2011, we had working deficit of $64,817 compared to working deficit of $59,697 at January 31, 2011. At both April 30, 2011 and January 31, 2011, our total assets were NIL.

At April 30, 2011, our total current liabilities increased to $64,817 as compared with $59,697 at January 31, 2011 as a result of accounts payable of $1,920 and advances from related parties in the amount of $62,897.

We have had NIL revenue from inception.

We incurred a loss of $5,120 for the three months ended April 30, 2011. From inception to April 30, 2011, we have incurred losses of $74,817. The principal components of losses since inception were general and administrative fees $69,817 and an impairment loss recorded related to the purchase of the Tabuk Gold Property for $5,000.

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

As of April 30, 2011 (the “Evaluation Date”), Crystal Coranes and Rizalyn Cabrillas assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the three months ended April 30, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Since the date of our inception, being August 22, 2007, to April 30, 2011 we have not made any revenue and have incurred losses of $74,817.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

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

EAGELCREST RESOURCES, INC.
(Registrant)

Date: June 13, 2011	CRYSTAL CORANES
Chief Executive Officer and Director

Date: June 13, 2011	RIZALYN CABRILLAS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director