Form 10-Q
period 2011-07-31
Eaglecrest Resources, Inc.
filed 2011-09-12
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

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

September 6, 2011: 60,000,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The accompanying balance sheets of Eaglecrest Resources, Inc. (pre-exploration stage company) (the Company) at July 31, 2011 (with comparative figures as at January 31, 2011) and the statement of operations for the three months and six months  ended July 31, 2011 and 2010 and from inception  (August  22, 2007) to July 31, 2011, and the statement of cash flow for the six months ended July 31, 2011 and 2010 and from inception (August 22, 2007) to July 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended July 31, 2011 are not necessarily indicative of the results that can be expected for the year ending January 31, 2012.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	July 31	January 31
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$100	$975
Advances from related parties	67,702	58,722
Total Current Liabilities	67,802	59,697

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 100,000,000 shares authorized;
60,000,000 shares issued and outstanding	60,000	60,000
Additional Paid-in Capital	(50,000)	(50,000)
Accumulated deficit during the pre-exploration stage	(77,802)	(69,697)

Total Stockholders' Deficiency	(67,802)	(59,697)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended July 31, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to July 31, 2011
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Aug 22, 2007
	ended	ended	ended	ended	(Inception) to
	Jul 31, 2011	Jul 31, 2010	Jul 31, 2011	Jul 31, 2010	Jul 31,2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional fees	1,825	600	6,800	6,300	49,846
Impairment loss on mineral claim	-	-	-	-	5,000
Legal fees	-	3,525	-	3,525	14,853
General and administrative	1,160	3,416	1,305	3,416	8,103
Total expenses	2,985	7,541	8,105	13,241	77,802

Net Loss	$(2,985)	$(7,541)	$(8,105)	$(13,241)	$(77,802)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended July 31, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to July 31, 2011 (Unaudited)

	Six Months	Six Months	August 22,
	ended	ended	2007
	July 31,	July 31,	(inception)
	2011	2010	to July 31,2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,105)	$(13,241)	$(77,802)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment loss on mineral claim			5,000
Changes in operating assets and liabilities:
Changes in Accounts Payable	(875)	1,150	100

NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(8,980)	$(12,091)	$(72,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$-	$-	$(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	8,980	12,091	67,702
Proceeds from issuance of common stock	-	-	10,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$8,980	$12,091	$77,702

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
July 31, 2011
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

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Estimated Tax
Period	Estimated NOL	NOL	Benefit	Valuation	Net Tax
Ending	Carry-Forward	Expires	from NOL	Allowance	Benefit
January 31, 2008	$12,500	2028	$3,750	$(3,750)	$-
January 31, 2009	$21,167	2029	$6,350	$(6,350)	$-
January 31, 2010	$18,373	2030	$5,512	$(5,512)	$-
January 31, 2011	$17,657	2031	$5,297	$(5,297)	$-
July 31, 2012	$8,105	2032	$2,432	$(2,432)	$-
	$77,802		$23,341	$(23,341)	$-

On July 31, 2011, the Company has a net operating loss available for carryforward of $77,802. The income tax benefit of approximately $23,341 from carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The valuation allowance as of July 31, 2011 was $(23,341) which increased by $(2,432) for the six month period ended July 31, 2011.

Financial and Concentrations Risk

The company has no financial and concentrations risks.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
July 31, 2011
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
July 31, 2011
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Reclassification

Certain prior years amounts have been reclassified for consistency with current period presentation.   These reclassifications had no effect on reported results of operations.   During the most recently completed six months period ended July 31, 2011 the Company determined to consolidate certain items on its statements of operations including filing fees, office and transfer agent  to one line item – “General and administrative”.

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

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the six months ended July 31, 2011, an officer made advances to the Company of $8,980.

Officers-directors have acquired 9% of the outstanding common capital stock of the Company and have made advances of $67,702, since inception. These advances are non-interest bearing and payable on demand.

NOTE 5 – COMMON STOCK

On August 6, 2010, the Company approved a resolution to forward split the common shares of the Company on the basis of six new shares for one existing common stock held. As at July 31, 2011, 60,000,000 post split common share issued and outstanding. The 60,000,000 post split common share are shown as split from the date of inception.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At July 31, 2011, we had working deficit of $67,802 compared to working deficit of $59,697 at January 31, 2011. At both July 31, 2011 and January 31, 2011, our total assets were NIL.

At July 31, 2011, our total current liabilities increased to $67,802 as compared with $59,697 at January 31, 2011 as a result of accounts payable of $100 and advances from related parties in the amount of $67,702.

We have had NIL revenue from inception.

We incurred a loss of $2,985 for the three months ended July 31, 2011. From inception to July 31, 2011, we have incurred losses of $77,802. The principal components of losses since inception were professional fees of $49,846, legal fees of $14,853, general and administrative fees $8,103, and an impairment loss related to the purchase of the Tabuk Gold Property for $5,000.

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

As of July 31, 2011 (the “Evaluation Date”), Crystal Coranes and Rizalyn Cabrillas assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the three months ended July 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Since the date of our inception, being August 22, 2007, to July 31, 2011 we have not made any revenue and have incurred losses of $77,802.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

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

ITEM 6.                EXHIBITS

The following exhibits are included as part of this report by reference:

    (3)            ARTICLES OF INCORPORATION AND BY-LAWS

3.1	Articles of Incorporation (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

3.2	By laws By-laws (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)
(10)	MATERIAL CONTRACTS
10.1	Amended its Articles of Incorporation to increase its number of authorized shares of common stock(incorporated by reference from our Current Report on Form 8-K filed on August 9, 2010)
(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Crystal Coranes (Chief Executive Officer)

31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rizalyn Cabrillas (Chief Financial Officer)

(32)	Rule 1350 Certifications

32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Crystal Coranes (Chief Executive Officer)

32.2	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rizalyn Cabrillas (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLECREST RESOURCES, INC.
(Registrant)

Date: September 12, 2011	CRYSTAL CORANES
Chief Executive Officer and Director

Date: September 12, 2011	RIZALYN CABRILLAS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director