Form 10-Q
period 2011-10-31
Oryon Holdings, Inc.
filed 2011-12-21
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-34212

ORYON HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2626737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines
(Address of principal executive offices)

(702) 973-1583
(Registrant’s telephone number, including area code)

Eaglecrest Resources, Inc.
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

December 20, 2011: 29,000,000 common shares

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed on April 29, 2011.

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Oryon Holdings, Inc., a Nevada corporation (formerly Eaglecrest Resources, Inc.).

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying balance sheets of Oryon Holdings, Inc. (formerly Eaglecrest Resources, Inc.) (pre-exploration stage company) (the “Company”) at October 31, 2011 (with comparative figures as at January 31, 2011) and the statement of operations for the three months and nine months  ended October 31, 2011 and 2010 and from inception  (August  22, 2007) to October 31, 2011, and the statement of cash flow for the nine months ended October 31, 2011 and 2010 and from inception (August 22, 2007) to October 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended October 31, 2011 are not necessarily indicative of the results that can be expected for the year ending January 31, 2012.

ORYON HOLDINGS, INC. (formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
BALANCE SHEETS

	October 31	January 31
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable	$634	$975
Advances from related parties	70,400	58,722
Total Current Liabilities	71,034	59,697

STOCKHOLDERS’ DEFICIENCY
Common Stock, $0.001 par value, 600,000,000 shares authorized; 60,000,000 shares issued and outstanding	60,000	60,000
Additional Paid-in Capital	(50,000)	(50,000)
Accumulated deficit during the pre-exploration stage	(81,034)	(69,697)
Total Stockholders’ Deficiency	(71,034)	(59,697)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORYON HOLDINGS, INC. (formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
STATEMENT OF OPERATION
For the three and nine months ended October 31, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to October 31, 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Aug 22,2007
	ended	ended	ended	ended	(Inception)
	Oct 31, 2011	Oct 31, 2010	Oct 31, 2011	Oct 31, 2010	to Oct 31, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on mineral claim	-	-	-	-	5,000
Professional fees	1,105	650	7,905	6,950	50,951
Legal	-	-	-	3,525	14,853
General and administrative	2,127	2,791	3,432	6,207	10,230
Total expenses	3,232	3,441	11,337	16,682	81,034

Net Loss	$(3,232)	$(3,441)	$(11,337)	$(16,682)	$(81,034)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ORYON HOLDINGS, INC. (formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended October 31, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to October 31, 2011
(Unaudited)

	Nine Months	Nine Months	August 22,
	ended	ended	2007
	October 31,	October 31,	(inception)
	2011	2010	to October 31,2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,337)	$(16,682)	$(81,034)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss on mineral claim			5,000
Changes in operating assets and liabilities:
Changes in Accounts Payable	(341)	1,200	634
NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(11,678)	$(15,482)	$(75,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$-	$-	$(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	11,678	15,482	70,400
Proceeds from issuance of common stock	-	-	10,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$11,678	$15,482	$80,400

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
(Unaudited)

NOTE 1 - ORGANIZATION

The Company, Oryon Holdings, Inc. (formerly Eaglecrest Resources, Inc.) was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date a mineral claim, with unknown reserves had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):
Estimated Tax
Period	Estimated NOL	NOL	Benefit	Valuation	Net Tax
Ending	Carry-Forward	Expires	from NOL	Allowance	Benefit
January 31, 2008	$12,500	2028	$3,750	$(3,750)	$-
January 31, 2009	$21,167	2029	$6,350	$(6,350)	$-
January 31, 2010	$18,373	2030	$5,512	$(5,512)	$-
January 31, 2011	$17,657	2031	$5,297	$(5,297)	$-
October 31, 2011	$11,337	2032	$3,401	$(3,401)	$-
	$81,034		$24,310	$(24,310)	$-

On October 31, 2011, the Company has a net operating loss available for carryforward of $81,034. The income tax benefit of approximately $24,310 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The valuation allowance as of October 31, 2011 was $(24,310), which increased by $(3,401) for the nine month period ended October 31, 2011.

Financial and Concentrations Risk

The company has no financial and concentrations risks.

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
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

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

The company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

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

NOTE 4 – LETTER OF INTENT

On October 24, 2011, we entered into a binding letter of intent with OryonTechnologies, LLC, a Texas limited liability company (“Oryon LLC”) (the “LOI”), in connection with a proposed reverse acquisition transaction (the “Merger”) between the Company and Oryon LLC whereby Oryon LLC will merge into a wholly-owned subsidiary of the Company in exchange for the issuance to the members of Oryon LLC (“Oryon Members”) of approximately 16,462,120 shares of Company common stock. Oryon LLC is a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp.

In accordance with the terms of the LOI, the terms and conditions of the Merger shall be set forth in a formal definitive agreement containing customary representations and warranties, covenants and indemnification provisions, to be negotiated between the parties.  The closing of the Merger (the “Closing”) shall occur on or before thirty (30) days form the date on which Oryon LLC completes an audit of its financial statements as required to be filed by the Company upon the Closing in accordance with U.S. securities laws, and approval by the Oryon Members and Oryon LLC note holders of the Merger agreement and the Merger. Upon Closing, Oryon LLC shall become a wholly-owned subsidiary of the Company.

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the nine months ended October 31, 2011, and officer made advances to the Company of $11,678.

Officers-directors have acquired 9% of the outstanding common capital stock of the Company and have made advances of $70,400, since inception. These advances are non-interest bearing and payable on demand.

NOTE 6 – COMMON STOCK

On August 6, 2010, the Company approved a resolution to forward split the common shares of the Company on the basis of six new shares for one existing common stock held. As at October 31, 2011, 60,000,000 post split common share issued and outstanding. The 60,000,000 post split common share are shown as split from the date of inception.

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
(Unaudited)

NOTE 7 - GOING CONCERN

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

NOTE 8 – SUBSEQUENT EVENTS

On October 24, 2011, Oryon LLC issued a promissory note (the “Note”) to the Company in the amount of $100,000 in connection with the advance by the Company to Oryon LLC of $100,000 (the “Advance”).  The funds for said Advance were advanced to the Company under a private offering of 200,000 shares of Company common stock at $0.50 per share that was completed in November 2011.  In the event the Closing does not occur, the principal amount of the Advance together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Oryon LLC of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Oryon LLC.  If the Closing occurs, the Note shall be cancelled.

On November 2, 2011, we entered into a financing agreement (“Financing Agreement”) with Maxum Overseas Fund (“Maxum”) under which Maxum agreed to: (i) purchase $100,000 shares of common stock of the Company at a price of $0.50 per share; and (ii) either purchase an additional up to $1,900,000 of common stock of the Company at a price of $0.50 per share or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of five (5) years.
Effective November 4, 2011, we amended our Articles of Incorporation to decrease the par value of our common stock from $0.006 to $0.001 per share.

Effective November 25, 2011, we amended our Articles of Incorporation to change the Company’s name from “Eaglecrest Resources, Inc.” to “Oryon Holdings, Inc.”

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Oryon Holdings, Inc. (“we,” “us”, “our” or similar terms) (formerly “Eaglecrest Resources, Inc.”) was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties. Our principal executive offices are located at 340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines.  Our telephone number is (702) 973-1583.

As a result of the current difficult economic environment and our lack of funding to explore mineral properties, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.  Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Although our Board of Directors’ preference would be to obtain additional funding to explore mineral properties, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with potential business combination partners, and to that end, as disclosed in the Company’s Current Report on Form 8-K filed on October 28, 2011, on October 24, 2011, we entered into a binding letter of intent with OryonTechnologies, LLC, a Texas limited liability company (“Oryon LLC”) (the “LOI”), in connection with a proposed reverse acquisition transaction (the “Merger”) between the Company and Oryon LLC whereby Oryon LLC will merge into a wholly-owned subsidiary of the Company in exchange for the issuance to the members of Oryon LLC (“Oryon Members”) of approximately 16,462,120 shares of Company common stock. Oryon LLC is a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp.

In accordance with the terms of the LOI, the terms and conditions of the Merger shall be set forth in a formal definitive agreement containing customary representations and warranties, covenants and indemnification provisions, to be negotiated between the parties.  The closing of the Merger (the “Closing”) shall occur on or before thirty (30) days form the date on which Oryon LLC completes an audit of its financial statements as required to be filed by the Company upon the Closing in accordance with U.S. securities laws, and approval by the Oryon Members and Oryon LLC note holders of the Merger agreement and the Merger. Upon Closing, Oryon LLC shall become a wholly-owned subsidiary of the Company.

At Closing, it is anticipated that the Oryon Members shall own approximately 52% of the Company’s issued and outstanding common stock.

The LOI is binding and effective upon the date the Company makes an advance of $100,000 (the “Advance”) to Oryon LLC pursuant to the terms of a promissory note (the “Note”).  On October 24, 2011, Oryon LLC issued the Note to the Company.  In the event the Closing does not occur, the principal amount of the Advance together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Oryon LLC of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Oryon LLC.  If the Closing occurs, the Note shall be cancelled.

Subsequent to October 31, 2011

On November 2, 2011, we entered into a financing agreement (the “Financing Agreement”) with Maxum Overseas Fund (“Maxum”), under which Maxum agreed to: (i) purchase $100,000 of common stock of the Company at a price of $0.50 per share; and (ii) either purchase an additional up to $1,900,000 of common stock of the Company at a price of $0.50 per share or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of five (5) years.

Effective November 4, 2011, we amended our Articles of Incorporation to decrease the par value of our common stock from $0.006 to $0.001 per share.

Effective November 25, 2011, we amended our Articles of Incorporation to change the Company’s name from “Eaglecrest Resources, Inc.” to “Oryon Holdings, Inc.”

Results of Operations

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

During the three and nine month periods ended October 31, 2011 and October 31, 2010, we earned no revenues.

We incurred a loss of $3,232 for the three months ended October 31, 2011. From inception to October 31, 2011, we have incurred losses of $81,034. The principal components of losses since inception were professional fees of $50,951, legal fees of $14,853, other general and administrative fees $10,230, and an impairment loss related to the purchase of the Tabuk Gold Property for $5,000.

We currently have no revenue from operations and have not earned any revenue since inception. We are in a start-up phase since we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in August 2007.

Liquidity & Capital Resources

As of October 31, 2011, we had working deficit of $71,034 compared to working deficit of $59,697 at January 31, 2011. At both October 31, 2011 and January 31, 2011, our total assets were NIL.

As of October 31, 2011, our total current liabilities increased to $71,034 as compared with $59,697 at January 31, 2011 as a result of accounts payable of $634 and advances from related parties in the amount of $70,400.

On October 24, 2011, Oryon LLC issued a promissory note (the “Note”) to the Company in the amount of $100,000 in connection with the advance by the Company to Oryon LLC of $100,000 (the “Advance”).  The funds for said Advance were advanced to us under a private offering of 200,000 shares of our common stock at $0.50 per share which was completed in November 2011.  In the event the Closing does not occur, the principal amount of the Advance together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Oryon LLC of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Oryon LLC.  If the Closing occurs, the Note shall be cancelled.

On November 2, 2011, we entered into a financing agreement (“Financing Agreement”) with Maxum Overseas Fund (“Maxum”) under which Maxum agreed to: (i) purchase $100,000 shares of common stock of the Company at a price of $0.50 per share; and (ii) either purchase an additional up to $1,900,000 of common stock of the Company at a price of $0.50 per share or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of five (5) years.

We do not have any material unused sources of liquid assets. We currently cannot satisfy our cash requirements for the next three (3) months.  We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

To the extent that we require additional funds to meet our obligations under the LOI, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or available on acceptable terms.

Except as contemplated under the terms of the LOI, we do not currently have any material commitments for capital expenditures. We are also not aware of any material trends, favourable or unfavourable, in our capital resources nor do we expect any material changes in the mix and relative cost of such resources.

Other than the Financing Agreement noted above and any obligations under the LOI, we do not know of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (Crystal Coranes) along with our Principal Financial Officer (Rizalyn Cabrillas), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of October 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

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

Our management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. They will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

We will endeavour to correct the above noted weaknesses in internal control once we have adequate funds to do so. Appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee. With the addition of other Board Members and staff, the segregation of duties issue will be addressed and will no longer be a concern to management. Further, having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Our management will continue to monitor and evaluate the effectiveness of the our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and we are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART 11 – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 1A.            RISK FACTORS

Not applicable.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               REMOVED AND RESERVED

ITEM 5.               OTHER INFORMATION

Effective November 4, 2011, we amended our Articles of Incorporation to decrease the par value of our common stock from $0.006 to $0.001 per share.  A copy of the Amendment to our Articles of Incorporation is included with this Quarterly Report on Form 10-Q.

In our Current Report on Form 8-K filed October 28, 2011 (the “Prior 8-K”), we inadvertently disclosed our entrance into the Financing Agreement with Maxum effective as of October 24, 2011.  The correct effective date is November 2, 2011.  Except for the forgoing date correction, the disclosure provided in the Prior 8-K remains unchanged.

ITEM 6.               EXHIBITS

The following exhibits are included as part of this report by reference:

3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2010).
3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 28, 2011).
3.1(d)	Amendment to Articles of Incorporation.*
3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269).
10.1	Letter of Intent by and between the Registrant and OryonTechnologies, LLC, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.2	Promissory Note by and between the Registrant and OryonTechnologies, LLC, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.3	Financing Agreement by and between the Registrant and Maxum Overseas Fund, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
___________

* Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc) (Registrant)
/s/ Crystal Coranes
Date: December 21, 2011	CRYSTAL CORANES
Chief Executive Officer (Principal Executive Officer)
/s/ Rizalyn Cabrillas
Date: December 21, 2011	RIZALYN CABRILLAS
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)