Form 10-K/A
period 2011-01-31
Oryon Holdings, Inc.
filed 2012-02-21
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    [    ] Yes    [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KA or any amendments to this Form 10-KA   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

February 3, 2012: 60,000,000 common shares

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended on January 31, 2011, filed by the registrant on April 29, 2011 (the “Original Report”), is being filed to revise the registrant’s Original Report for the fiscal year ended January 31, 2011 to correctly state the Company’s issued and outstanding share capital, par value per share of common stock and post-split share data.  On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share.   In this Amended Report the Registrant has updated Item 6, Item 8 and Item 12 of the Original Report to reflect Post Split data with respect to the aforementioned amendment to its Articles of Incorporation.

Except for the foregoing, this Amendment No. 1 does not amend any other part of the Original Report, which continues in full force and effect. This Amendment No. 1 speaks as of the date of the Original Report and, except for the amended disclosure in Items 6, 8 and 12 as relates to the Registrant’s authorized share capital, par value per share, and post-split share data, this Amended Report has not been updated to reflect events occurring after the date of the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s principal executive officer and principal financial officer.

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

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-KA may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

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
We have no operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception on August 22, 2007 to the period ended on January 31, 2011, we incurred a net loss of $69,697 and did not earn any revenue. The purchase of our securities must therefore be regarded as the placing of funds at a high risk in a new or "start-up" venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at the date of this Form 10-KA.

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

There are no warrants or rights outstanding as of the date of this Form 10-KA and none have been declared since the date of inception.

No stock options have been granted since the Company’s inception.

There are no outstanding conversion privileges for our Company’s shares.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary financial data was derived from our financial statements. This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis or Plan of Operations” and our financial statements and related noted included elsewhere in this Form 10-KA.

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
Common Stock, $0.006 par value, 600,000,000 shares authorized;
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

We estimate we will require approximately $14,000 in cash over the next twelve months. Our cash on hand being nil will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

Alternatively we may attempt to interest other companies to undertake exploration work on the Tabuk Gold Claim through joint venture arrangement or even the sale of part of the Tabuk Gold Claim. Neither of these avenues has been pursued as of the date of this Form 10-KA.

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

Our financial statements included in this Form 10-KA have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

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

On August 31, 2007 we completed a private placement consisting of 60,000,000 post-split common shares to our directors and officers for a total consideration of $10,000. Our president, Crystal Coranes, subscribed for 24,000,000 post-split common shares whereas our secretary treasurer, Rizalyn Cabrillas, subscribed for its 36,000,000 post-split common shares of the above noted private placement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable at this time.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-KA for the year ended January 31, 2011 have been audited by our independent registered accountants, Madsen & Associates CPA’s Inc., and attached hereto.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

[ The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of January 31, 2011 for (1) each of our directors and executive officers individually; (2) each person or group that we know owns beneficially more than five percent (5%) of our common stock; and (3) all directors and executive officers as a group.

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

NAME AND	SHARES OWNED	AFTER
ADDRESS OF OWNER	PRIOR TO OFFERING (*)	OFFERING

Rizalyn Cabrillas	6,000,000	10%

Crystal Coranes	24,000,000	40%

Directors and Officers as a group	30,000,000	50%

(*) Post split shares

Future Sales by Existing Shareholders

As of January 31, 2011 there are a total of 60,000,000 shares of our common stock are issued and outstanding. Of these all 30,000,000 being 50%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933.

DESCRIPTION OF SECURITIES

We are authorized to issue up to 600,000,000 shares of common stock, par value $0.006 per share.

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

Dividend Policy

As of the date of this Form 10-KA, we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Transfer Agent

Holladay Stock Transfer, Inc., 2939 N 67th Place, Suite C, Scottsdale, AZ 85251, serves as the transfer agent and registrar for our common stock.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

Non-cumulative Voting
Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event the holders of the remaining shares will not be able to elect any of our directors. Presently, our directors and officers hold a total of 50% of the issued and outstanding shares of our Company.

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

PART IV

ITEM 15. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report: None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

3.2	Articles of Incorporation (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

3.3	By-laws (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

5	Stock Specimen (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Eaglecrest’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*) included herein

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EAGLECREST RESOURCES, INC.
(Registrant)

Dated: February 20, 2012

By:  CRYSTAL CORANES
        Crystal Coranes
        Chief Executive Officer, President and Director

Dated:  February 20, 2012

By:  RIZALYN CABRILLAS
        Rizalyn Cabrillas
        Chief Accounting Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on its behalf of the requirement and in the capillaries on the dates indicated.

Date:  February 20, 2012

By:  CRYSTAL CORANES
        Crystal Coranes
        Chief Executive Officer,  President and Director

 Dated:  February  20, 2012

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
Common Stock, $0.006 par value, 600,000,000 shares authorized;
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

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
Period August 22, 2007 (date of inception) to January 31, 2011

	Common Stock			Deficit Accumulated
	Shares	Amount	Additional Paid-in Capital	During the pre-exploration stage	Total Stockholders' Deficiency

Balance - August 22, 2007 (Date of Inception)		$-	$-	$-	$-

Stock issued for cash on August 31, 2007 at $0.001 per share	60,000,000	60,000	(50,000)	-	10,000

Net operating loss for the period ended Jan 31,2008	-	-	-	(12,500)	(12,500)

Balance - January 31, 2008	60,000,000	60,000	(50,000)	(12,500)	(2,500)

Net operating loss for the year ended Jan 31,2009	-	-	-	(21,167)	(21,167)

Balance - January 31, 2009	60,000,000	60,000	(50,000)	(33,667)	(23,667)

Net operating loss for the year end Jan 31, 2010	-	-	-	(18,373)	(18,373)

Balance - January 31, 2010	60,000,000	$60,000	(50,000)	(52,040)	(42,040)

Net operating loss for the year end Jan 31, 2011	-	-	-	(17,657)	(17,657)

Balance - January 31, 2011	60,000,000	$60,000	(50,000)	(69,697)	(59,697)

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

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011

NOTE 1 - ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001.  On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share.

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

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Estimated Tax
Year	Estimated NOL	NOL	Benefit	Valuation	Net Tax
Ending	Carry-Forward	Expires	from NOL	Allowance	Benefit
2008	$12,500	2028	$3,750	$ (3,750)	$-
2009	$21,167	2029	$6,350	$(6,350)	$-
2010	$18,373	2030	$5,512	$(5,512)	$-
2011	$17,657	2031	$5,297	$(5,297)	$-
	$69,697		$20,909	$(20,909)	$-

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

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the year ended January 31, 2011, a director made advances of $11,682 to the Company.  Officer-directors have acquired 50% of the outstanding common capital stock of the Company and have made non-interest bearing, demand advances of $58,722, since its inception on August 22, 2007.

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