Form 10-Q/A
period 2011-04-30
Oryon Holdings, Inc.
filed 2012-02-21
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

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

February 7, 2012: 60,000,000 common shares

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for three month period ended on April 30, 2011, filed by the registrant on June 15, 2011 (the “Original Report”), is being filed to revise the registrant’s Original Report for the three month period ended April 30, 2011 to correctly state the Company’s issued and outstanding share capital, par value per share of common stock and post-split share data.  On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share.   In this Amended Report the Registrant has updated Item 1 and Item 5 of the Original Report to reflect Post Split data with respect to the aforementioned amendment to its Articles of Incorporation.

Except for the foregoing, this Amendment No. 1 does not amend any other part of the Original Report, which continues in full force and effect. This Amendment No. 1 speaks as of the date of the Original Report and, except for the amended disclosure in Items 1 and 5 as relates to the Registrant’s authorized share capital, par value per share, and post-split share data, this Amended Report has not been updated to reflect events occurring after the date of the Original Report.

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

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	April 30	January 31
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$1,920	$975
Advances from related parties	62,897	58,722
Total Current Liabilities	64,817	59,697

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.006 par value, 600,000,000 shares authorized;
60,000,000 shares issued and outstanding	60,000	60,000
Capital in excess of par value	(50,000)	(50,000)
Accumulated deficit during the pre-exploration stage	(74,817)	(69,697)

Total Stockholders' Deficiency	(64,817)	(59,697)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended April 30, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to April 30, 2011
(Unaudited)

	Three Months	Three Months	Aug 22, 2007
	ended	ended	(Inception)
	April 30, 2011	April 30, 2010	to April 30, 2011

REVENUES	$-	$-	$-

EXPENSES
Impairment on Mineral Claim Acquisition	-	-	5,000
General and Administrative	5,120	6,067	69,817
Total expenses	5,120	6,067	74,817

Net Loss	$(5,120)	$(6,067)	$(74,817)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and Diluted (stated in 1000's)	60,000	60,000

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended April 30, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to April 30, 2011 (Unaudited)

	Three Months	Three Months	August 22,
	ended	ended	2007
	April 30,	April 30,	(inception)
	2011	2010	to April 30,2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,120)	$(6,067)	$(74,817)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss on mineral claim			5,000
Changes in operating assets and liabilities:
Changes in Accounts Payable	945	1,400	1,920

NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(4,175)	$(4,300)	$(67,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$-	$-	$(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	4,175	4,300	62,897
Proceeds from issuance of common stock	-	-	10,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$4,175	$4,300	$72,897

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

EAGLECREST RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)
 NOTE 1 - ORGANIZATION

The Company, Eaglecrest Resources, Inc. was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001.  .  On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share.

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

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Estimated Tax
Year	Estimated NOL	NOL	Benefit	Valuation	Net Tax
Ending	Carry-Forward	Expires	from NOL	Allowance	Benefit
2008	$12,500	2028	$3,750	$(3,750)	$-
2009	$21,167	2029	$6,350	$(6,350)	$-
2010	$18,373	2030	$5,512	$(5,512)	$-
2011	$17,657	2031	$5,297	$(5,297)	$-
2012	$5,120	2032	$1,536	$(1,536)	$-
	$74,817		$22,445	$(22,445)	$-

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

NOTE 5 – CAPITAL STOCK

On August 31, 2007, the Company completed a private placement of 60,000,000 post split common shares sold to directors and officers for a total consideration of $10,000.

On August 6, 2010, the Company approved a resolution to forward split the common shares of the Company on the basis of six new shares for one existing common stock held. As at April 30, 2011, there are 60,000,000 post split common shares issued and outstanding. The 60,000,000 post split common shares are shown as split from the date of inception.

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

 EAGELCREST RESOURCES, INC.

 (Registrant)

 Date: February 20, 2012

 CRYSTAL CORANES

 Chief Executive Officer and Director

 Date: February 20, 2012

 RIZALYN CABRILLAS

 Chief Financial Officer, Chief Accounting

 Officer, Secretary and Director