Form 10-Q/A
period 2011-07-31
Oryon Holdings, Inc.
filed 2012-02-22
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from February 1 to July 31, 2011

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for six month period ended on July 31, 2011, filed by the registrant on September 12, 2011 (the “Original Report”), is being filed to revise the registrant’s Original Report for the six month period ended July 31, 2011 to correctly state the Company’s issued and outstanding share capital, par value per share of common stock and post-split share data. On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share. In this Amended Report the Registrant has updated Item 1 and Item 5 of the Original Report to reflect Post Split data with respect to the aforementioned amendment to its Articles of Incorporation.

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
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Aug 22, 2007
	ended	ended	ended	ended	(Inception)
	Jul 31,2011	Jul 31,2010	Jul 31,2011	Jul 31,2010	to
					Jul 31,2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional fees	1,825	600	6,800	6,300	49,846
Impairment loss on mineral claim	-	-	-	-	5,000
Legal	-	3,525	-	3,525	14,853
General and administrative	1,160	3,416	1,305	3,416	8,103
Total expenses	2,985	7,541	8,105	13,241	77,802

Net Loss	$(2,985)	$(7,541)	$(8,105)	$(13,241)	$(77,802)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

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

For the six months ended July 31, 2011, and officer made advances to the Company of $8,980.

Officers-directors have acquired 50% of the outstanding common capital stock of the Company and have made advances of $67,702, since inception. These advances are non-interest bearing and payable on demand.

NOTE 5 – COMMON STOCK

On August 6, 2010, the Company approved a resolution to forward split the common shares of the Company on the basis of six new shares for one existing common stock held. As at July 31, 2011, there are 60,000,000 post split common shares issued and outstanding. The 60,000,000 post split common shares are shown as split from the date of inception.

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

ITEM 1A.  RISK FACTORS

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

(*)           Filed herein

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