Form 10-Q/A
period 2011-10-31
Oryon Holdings, Inc.
filed 2012-02-23
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA
Amendment No.1

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

February 20, 2012: 60,000,000 common shares

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for nine month period ended on October 31, 2011, filed by the registrant on December 21, 2011 (the “Original Report”), is being filed to revise the registrant’s Original Report for the nine month period ended October 31, 2011 to correctly state the Company’s issued and outstanding share capital, par value per share of common stock and post-split share data. On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share. On November 4, 2011, we amended our Articles of Incorporation to decrease the par value of our common stock from $0.006 to $0.001 per share. In this Amended Report the Registrant has updated Item 1 and Part II, Item 5 of the Original Report to reflect Post Split data and the aforementioned amendment to its Articles of Incorporation.

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

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
(Unaudited)
NOTE 1 - ORGANIZATION

The Company, Oryon Holdings, Inc. (formerly Eaglecrest Resources, Inc.) was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001. On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share.  On November 4, 2011, we amended our Articles of Incorporation to decrease the par value of our common stock from $0.006 to $0.001 per share.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 24, 2011, Oryon LLC issued a promissory note (the “Note”) to the Company in the amount of $100,000 in connection with the advance by the Company to Oryon LLC of $100,000 (the “Advance”). The funds for said Advance were advanced to the Company under a private offering of 200,000 shares of Company common stock at $0.50 per share that was completed in November 2011. In the event the Closing does not occur, the principal amount of the Advance together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Oryon LLC of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Oryon LLC. If the Closing occurs, the Note shall be cancelled

On November 2, 2011, we entered into a financing agreement (“Financing Agreement”) with Maxum Overseas Fund (“Maxum”) under which Maxum agreed to: (i) purchase $100,000 shares of common stock of the Company at a price of $0.50 per share; and (ii) either purchase an additional up to $1,900,000 of common stock of the Company at a price of $0.50 per share or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of five (5) years.

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

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2010).
3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 28, 2011).
3.1(d)	Amendment to Articles of Incorporation. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on December 21, 2011).
3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269).
10.1	Letter of Intent by and between the Registrant and OryonTechnologies, LLC, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.2	Promissory Note by and between the Registrant and OryonTechnologies, LLC, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.3	Financing Agreement by and between the Registrant and Maxum Overseas Fund, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
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

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc) (Registrant)
/s/ Crystal Coranes
Date: February 23, 2012	CRYSTAL CORANES
Chief Executive Officer (Principal Executive Officer)
/s/ Rizalyn Cabrillas
Date: February 23, 2012	RIZALYN CABRILLAS
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)