Form 10-Q/A
period 2011-10-31
Oryon Holdings, Inc.
filed 2012-05-02
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment 2)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from February 1 to October 31, 2011

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

EAGLECREST RESOURCES. INC.
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

April 26, 2012: 17,800,000 common shares

RESTATEMENT OF PRIOR FIGURES

The Company has restated its financial statements as of October 31, 2011 in the Form 10-QA, Amendment No. 1, filed on February 23, 2012 with the SEC. The restatement adjustments are for the following:  (1) To record a promissory note receivable for funds advanced to Oryon, (2) to record Common Stock to be issued for money received under a share subscription agreement, (3) to record an account payable for legal fees incurred prior to October 31, 2011, that were previously not recorded, and (4) to record the cancellation of 30,000,000 shares of common stock that occurred on October 30, 2011. The amounts and effects of these adjustments are shown, as follows:

Balance Sheet

	Effect of correction	As of October 31, 2011 (Restated)	As previously Stated

Current Assets
Cash		$-	$-
Promissory Note Receivable	100,000	100,000	-
Total Current Assets		$100,000	$-

Current Liabilities
Accounts payable	25,011	$25,645	$634
Advances for related parties		70,400	70,400
Total Current Liabilities	25,011	96,045	71,034

Stockholders’ Equity (Deficiency)
Issued and outstanding: October 31, 2011 - 30,000,000 common shares with par value of $0.006 per share; January 31, 2011 – 60,000,000 common shares with a par value of $0.001 per share.	(30,000)	30,000	60,000
Additional Paid-in-Capital	30,000	(20,000)	(50,000)
Common stock to be issued	100,000	100,000	-
Accumulated deficit during pre-exploration stage period	(25,011)	(106,045)	(81,034)
Total Stockholders’ Equity (Deficiency)	74,989	3,955	(71,034)

Total Liabilities and Stockholders’ Equity (Deficiency)	100,000	$100,000	$-

Statement of Operations

	Effect of correction	Three months Ended Oct. 31, 2011 (Restated)	As previously Stated	Effect of correction	Nine months Ended Oct 31, 2011 (Restated)	As previously Stated	Effect of correction	Inception to Oct. 31, 2011 (Restated)	As previously Stated

Administration
Legal	25,011	$25,011	$0	25,011	$25,011	$0	25,011	$39,864	$14,853

Net loss	(25,011)	$(28,243)	$(3,232)	(25,011)	$(36,348)	$(11,337)	(25,011)	$(106,045)	$(81,034)

The weighted average outstanding shares (basic and diluted) were changed for the three and nine months ended October 31, 2011 from 60,000,000 shares to 59,780,200 shares and 59,673,913 shares respectively outstanding due to the cancellation on October 31, 2011 of 30,000,000 shares held by certain officers and shareholders. This change had no significant effect on loss per share for the three and nine months ended October 31, 2011.

Statement of Cash Flows

	Effect of correction	As of October 31, 2011 (Restated)	As previously Stated	Effect of correction	Inception to Oct. 31, 2011 (Restated)	As previously Stated
Cash Flows from Operating Activities

Net loss	(25,011)	$(36,348)	$(11,337)	(25,011)	$(106,045)	$(81,034)
Promissory note receivable	(100,000)	$(100,000)	$-	(100,000)	$(100,000)	$-
Changes in accounts payable	25,011)	24,670	(341)	25,011	25,645	634

Net cash flow used in operating activities	(100,000)	(111,678)	(11,678)	(100,000)	(175,400)	(75,400)

Cash Flows from Financing Activities

Proceeds from common stock to be issued	100,000	100,000	-	100,000	100,000	-

Net Cash Flows Provided by Financing Activities	100,000	111,678	11,678	100,000	180,400	80,400

PART 1 – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying balance sheets of Oryon Holdings, Inc. (formerly Eaglecrest Resources, Inc.)(pre-exploration stage company) (the Company) at October 31, 2011 (with comparative figures as at January 31, 2011) and the statement of operations for the three months and nine months  ended October 31, 2011 and 2010 and from inception  (August  22, 2007) to October 31, 2011, and the statement of cash flows for the nine months ended October 31, 2011 and 2010 and from inception (August 22, 2007) to October 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended October 31, 2011 are not necessarily indicative of the results that can be expected for the year ending January 31, 2012.

ORYON HOLDINGS, INC. (Formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
BALANCE SHEETS

	(Restated) October 31	January 31
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	$-	$-
Promissory note receivable	100,000	-
Total Current Assets	$100,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

Accounts payable	$25,645	$975
Advances from related parties	70,400	58,722
Total Current Liabilities	96,045	59,697

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock, $0.006 par value, 600,000,000 shares authorized;
Issued and outstanding – October 31, 2011 – 30,000,000 common shares with a par value of $0.006 per share; January 31, 2011 – 60,000,000 common shares with a par value of $0.001 per share.	30,000	60,000
Additional Paid-in Capital	(20,000)	(50,000)
Common stock to be issued	100,000	-
Accumulated deficiency during the pre-exploration stage	(106,045)	(69,697)

Total Stockholders' Equity (Deficiency)	3,955	(59,697)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$100,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORYON HOLDINGS, INC. (Formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
STATEMENT OF OPERATION
For the three and nine months ended October 31, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to October 31, 2011
(Unaudited)

	(Restated)		(Restated)		(Restated)
	Three Months	Three Months	Nine Months	Nine Months	Aug 22,2007
	ended	Ended	Ended	Ended	(Inception)
	Oct. 31,2011	Oct 31,2010	Oct 31,2011	Oct 31,2010	to Oct 31,2011
REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on mineral claim	0	0	0	0	5,000
General and administrative	28,243	3,441	36,348	16,682	101,045
Total expenses	28,243	3,441	36,348	16,682	106,045

Net Loss	$(28,243)	$(3,441)	$(36,348)	$(16,682)	$(106,045)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	59,780,200	60,000,000	59,673,913	60,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ORYON HOLDINGS, INC. (Formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended October 31, 2011 and 2010 and for the period from August 22, 2007 (date of inception) to October 31, 2011 (Unaudited)

	(Restated)		(Restated)
	Nine Months	Nine Months	August 22,
	Ended	ended	2007
	October 31,	October 31,	(inception)
	2011	2010	to October 31,2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(36,348)	$(16,682)	$(106,045)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Impairment loss on mineral claim			5,000
Changes in operating assets and liabilities:
Promissory Note Receivable	(100,000)	-	(100,000)
Changes in Accounts Payable	24,670	1,200	25,645
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(111,678)	(15,482)	(175,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	11,678	15,482	70,400
Proceeds from common stock to be issued	100,000		100,000
Proceeds from issuance of common stock	-	-	10,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	111,678	15,482	180,400

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORYON HOLDINGS, INC.
(Formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
(Unaudited)

NOTE 1 - ORGANIZATION

The Company, Oryon Holdings, Inc. (formerly Eaglecrest Resources, Inc.)  was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001.   On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share.  Refer to Note 10 – Subsequent Events – Amendment to Articles of Incorportion.

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

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):
Estimated Tax
Period	Estimated NOL	NOL	Benefit	Valuation	Net Tax
Ended	Carry-Forward	Expires	from NOL	Allowance	Benefit
January 31, 2008	$12,500	2028	$3,750	$(3,750)	$-
January 31, 2009	$21,167	2029	$6,350	$(6,350)	$-
January 31, 2010	$18,373	2030	$5,512	$(5,512)
January 31, 2011	$17,657	2031	$5,297	$(5,297)	$-
October 31, 2011	$36,348	2032	$10,904	$(10,904)	$-
	$106,045		$31,813	$(31,813)	$-

On October 31, 2011, the Company had a net operating loss available for carry forward of $106,045. The income tax benefit of approximately $31,813 from the net operating loss carry forward has been fully offset by a valuation allowance because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The valuation allowance as of October 31, 2011 was $(31,813) which increased by $(10,904) for the nine month period ended October 31, 2011.

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

Recent Accounting Pronouncements

The company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 3 -      PROMISSORY NOTE RECEIVABLE

On October 4, 2011, Oryon Technologies, LLC (“Oryon”), a Texas limited liability, issued a promissory note to the Company in the amount of $100,000 in connection with the advance by the Company to Oryon of $100,000 (the “Advance”).  The funds for said Advance were advanced to the Company under a private offering of 200,000 shares of our common stock at $0.50 per share.   These shares were subsequently issued on March 12, 2012.

NOTE 4 –  ACQUISITION OF A MINERAL CLAIM

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

ORYON HOLDINGS, INC.
(Formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
(Unaudited)

NOTE 5 – COMMON STOCK TO BE ISSUED - RESTATED

On October 24, 2011, the Company entered into a financing agreement (the “Financing Agreement”) with Maxum Overseas Fund (“Maxum”), under which Maxum agreed to: (i) purchase $100,000 of common stock of the Company at a price of $0.50 per share; and (ii) either purchase an additional up to $1,900,000 of common stock of the Company at a price of $0.50 per share or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of five (5) years.   The shares and warrants were subsequently issued on March 12, 2012.

NOTE 6 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the nine months ended October 31, 2011, and officer made advances to the Company of $11,678.

Officers-directors have made advances of $70,400, since inception. These advances are non-interest bearing and payable on demand.

NOTE 7 – COMMON STOCK

On August 6, 2010, the Company approved a resolution to forward split the common shares of the Company on the basis of six new shares for one existing common stock held. On October 31, 2011, certain shareholders, including two executive officers, surrendered in aggregate 30,000,000 share of the Company’s common stock for cancellation.  As at October 31, 2011, 30,000,000 post split common shares issued and outstanding. The post split common shares are shown as split from the date of inception.

On November 4, 2011, the Board of Directors reduced the par value of the common shares from $0.006 to $0.001 per shares (See Note 10).

NOTE 8 – LETTER OF INTENT

On October 24, 2011, the Company entered into a binding letter of intent with Oryon Technologies, LLC, in connection with a proposed reverse acquisition transaction (the “Merger”) between the Company and Oryon whereby Oryon will merge into a wholly-owned subsidiary of the Company in exchange for the issuance to the members of Oryon of approximately 16,502,121 share of Company common stock, assuming none of Oryon’s existing Series C Notes are converted.

At Closing, it is anticipated that the Oryon Members shall own approximately 52% of the Company’s issued and outstanding common stock, assuming none of the Series C Notes are converted.

The LOI is binding and effective upon the date the Company makes an advance of $100,000 (the “Advance”) to Oryon pursuant to the terms of a promissory note (the “Note”).  On October 24, 2011, Oryon issued the Note to the Company.  In the event the Closing does not occur, the principal amount of the Advance together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Oryon of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Oryon.  If the Closing occurs, the Note shall be cancelled.

ORYON HOLDINGS, INC.
(Formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
(Unaudited)

NOTE 9 - GOING CONCERN

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

NOTE 10. – SUBSEQUENT EVENTS

Amendment to Articles of Incorporation

Effective November 4, 2011, the Company amended its Articles of Incorporation to decrease the par value of its common stock from $0.006 to $0.001 per share.

On March 19, 2012, the Company amended its Articles of Incorporation to authorize 50,000,000 shares of preferred stock, par value $0.001 per share.  The Company’s shareholders approved the Restated Articles at a special meeting of shareholders held on March 19, 2012.

Cancellation of Common Stock

On November 17, 2011 and April 19, 2012, additional 1,000,000 and 12,000,000 shares respectively were surrendered for cancellation.

Change of Name

Effective November 25, 2011, the Company amended its Articles of Incorporation to change its name from “Eaglecrest Resources, Inc.” to “Oryon Holdings, Inc.”.

Merger Agreement with Oryon

On March 9, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and OryonTechnologies, LLC (“Oryon”).  Oryon is a technology company with certain intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp.

ORYON HOLDINGS, INC.
(Formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
(Unaudited)

NOTE 10. – SUBSEQUENT EVENTS - Continued

Merger Agreement with Oryon - Continued

Pursuant to the terms of the Merger Agreement, Oryon will merge into Merger Sub (the “Merger”) in exchange for the issuance to the members of Oryon (“Oryon Members”) of 16,502,121 shares of common stock of the Company. Following the Closing of the Merger, Oryon shall become a wholly-owned subsidiary of the Company and the Oryon Members shall own approximately 52% of all the issued and outstanding shares of capital stock of the Company.

The Merger Agreement contains customary representations, warranties, and conditions to closing, including but not limited to, that the closing of the Merger (the “Closing”) shall occur when Oryon completes an audit of its financial statements as required to be filed by the Company upon the Closing in accordance with U.S. securities laws and when approval by the Oryon Members and Oryon note holders of the Merger and Merger Agreement has been obtained.  As at the date of this filing, the merger has not closed.

Issuance of Shares under Subscription Agreements

On March 12, 2012, the Directors of the Company approved a resolution whereby 800,000 units of the Company at a price of $0.50 per unit, each unit consisting of one common share and one one-year share purchase warrant exercisable into common shares of the Company at a price of $0.75 per warrant which had the following expiry dates:

Date	Dollars per Unit	No. of Warrants	Warrant Expiry

October 27, 2011	$100,000	200,000	October 26, 2016
November 2, 2011	25,000	50,000	November 1, 2016
December 5, 2011	100,000	200,000	December 4, 2016
December 28, 2011	100,000	200,000	December 27, 2016
February 14, 2012	25,000	50,000	February 13, 2017
February 28, 2012	50,000	100,000	February 27, 2017

Additional Subscription Agreements

Between February 14, 2012 and April 23, 2012 Oryon Technologies, LLC (“Oryon”), a Texas limited liability, issued promissory notes to the Company in the amount of $400,000 in connection with the advance by the Company to Oryon of $400,000 (the “Advances”).  The funds for said Advances were advanced to the Company under a private offering of 800,000 shares of our common stock at $0.50 per share and 800,000 warrants under which the holder has the right to purchase an addition common share at $0.75 per share.  As of the date of this Form 10K the shares and warrants not been issued.

Amendments to Articles of Incorporation or By-laws.

On March 19, 2012, the Company received confirmation of the acceptance by the Nevada Secretary of State of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”).   The Certificate of Amendment amends and restates in their entirety the Company’s Articles of Incorporation, which includes the authorization of 50,000,000 shares of preferred stock, par value $0.001 per share.   At a meeting of shareholders held on March 19, 2012, the Certificate of Amendment was approved.

ORYON HOLDINGS, INC.
(Formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
(Unaudited)

NOTE 11 – RESTATEMENT FOR CORRECTION OF ERRORS

The Company has restated its financial statements as of October 31, 2011 in the Form 10-QA, Amendment No. 1, filed on February 23, 2012 with the SEC. The restatement adjustments are for the following:  (1) To record a promissory note receivable for funds advanced to Oryon, (2) to record Common Stock to be issued for money received under a share subscription agreement, (3) to record an account payable for legal fees incurred prior to October 31, 2011, that were previously not recorded, and (4) to record the cancellation of 30,000,000 shares of common stock that occurred on October 30, 2011. The amounts and effects of these adjustments are shown, as follows:

Balance Sheet

	Effect of correction	As of October 31, 2011 (Restated)	As previously Stated

Current Assets
Cash		$-	$-
Promissory Note Receivable	100,000	100,000	-
Total Current Assets		$100,000	$-

Current Liabilities
Accounts payable	25,011	$25,645	$634
Advances for related parties		70,400	70,400
Total Current Liabilities	25,011	96,045	71,034

Stockholders’ Equity (Deficiency)
Issued and outstanding: October 31, 2011 - 30,000,000 common shares with par value of $0.006 per share; January 31, 2011 – 60,000,000 common shares with a par value of $0.001 per share.	(30,000)	30,000	60,000
Additional Paid-in-Capital	30,000	(20,000)	(50,000)
Common stock to be issued	100,000	100,000	-
Accumulated deficit during pre-exploration stage period	(25,011)	(106,045)	(81,034)
Total Stockholders’ Equity (Deficiency)	74,989	3,955	(71,034)

Total Liabilities and Stockholders’ Equity (Deficiency)	100,000	$100,000	$-

ORYON HOLDINGS, INC.
(Formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
October 31, 2011
(Unaudited)

NOTE 11 – RESTATEMENT FOR CORRECTION OF ERRORS - Continued

Statement of Operations

	Effect of correction	Three months Ended Oct. 31, 2011 (Restated)	As previously Stated	Effect of correction	Nine months Ended Oct 31,2011 (Restated)	As previously Stated	Effect of correction	Inception to Oct. 31, 2011 (Restated)	As previously Stated

Administration
Legal	25,011	$25,011	$0	25,011	$25,011	$0	25,011	$39,864	$14,853

Net loss	(25,011)	$(28,234)	$(3,232)	(25,011)	$(36,348)	$(11,337)	(25,011)	$(106,045)	$(81,034)

The weighted average outstanding shares (basic and diluted) were changed for the three and nine months ended October 31, 2011 from 60,000,000 shares to 59,780,200 shares and 59,673,913 shares respectively outstanding due to the cancellation on October 31, 2011 of 30,000,000 shares held by certain officers and shareholders. This change had no significant effect on loss per share for the three and nine months ended October 31, 2011.

Statement of Cash Flows

	Effect of correction	As of October 31, 2011 (Restated)	As previously Stated	Effect of correction	Inception to Oct. 31, 2011 (Restated)	As previously Stated
Cash Flows from Operating Activities

Net loss	(25,011)	$(36,348)	$(11,337)	(25,011)	$(106,045)	$(81,034)
Promissory note receivable	(100,000)	$(100,000)	$-	(100,000)	$(100,000)	$-
Changes in accounts payable	25,011)	24,670	(341)	25,011	25,645	634

Net cash flow used in operating activities	(100,000)	(111,678)	(11,678)	(100,000)	(175,400)	(75,400)

Cash Flows from Financing Activities

Proceeds from common stock to be issued	100,000	100,000	-	100,000	100,000	-

Net Cash Flows Provided by Financing Activities	100,000	111,678	11,678	100,000	180,400	80,400

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Oryon Holdings, Inc. (formerly Eaglecrest Resources, Inc.) (“we,” “us”, “our” or similar terms) was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties. Our principal executive offices are located at 340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines. Our telephone number is (702) 973-1583.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At October 31, 2011, we had working capital  of $3,955 compared to working deficit of $59,697 at January 31, 2011. At October 31, 2011our total assets were $100,000 and January 31, 2011 our total assets were $NIL.

At October 31, 2011, our total current liabilities increased to $96,045 as compared with $59,697 at January 31, 2011 as a result of an increase in amounts advanced by related parties of $11,678.

We have had NIL revenue from inception.

We incurred a loss of $28,243 for the three months ended October 31, 2011. From inception to October 31, 2011, we have incurred losses of $106,045. The principal components of losses since inception were professional fees of $50,951, legal fees of $39,864, general and administrative fees $10,230, and an impairment loss related to the purchase of the Tabuk Gold Property for $5,000.

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

As of October 31, 2011 (the “Evaluation Date”), Crystal Coranes and Rizalyn Cabrillas assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the three months ended October 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

PART 11 – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

There are no legal proceedings to which Oryon Holdings, Inc. or is a party or to which the Tabuk Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

Since the date of our inception, being August 22, 2007, to October 31, 2011 we have not made any revenue and have incurred losses of $106,045.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

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

Being a small company and having only raised to date $10,000 from the sale of our shares not including the $100,000 shares being subscribed for, we do not have the money necessary to do the exploration.  If we do not explore the Tabuk we will never know if there is an ore reserve present and money will not be available from the investment community since we have no proven ore reserves.

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

ITEM 4.               MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.               OTHER INFORMATION

Effective August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock in connection with a stock split. Subsequent to the stock split, the authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.006 per share.

ITEM 6.                EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2010).
3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 28, 2011).
3.1(d)	Amendment to Articles of Incorporation. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on December 21, 2011).
3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269).
10.1	Letter of Intent by and between the Registrant and OryonTechnologies, LLC, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.2	Promissory Note by and between the Registrant and OryonTechnologies, LLC, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.3	Financing Agreement by and between the Registrant and Maxum Overseas Fund, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
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

ORYON HOLDINGS, INC.
(Registrant)

Date: May 1, 2012	CRYSTAL CORANES
Chief Executive Officer and Director

Date: May 1, 2012	RIZALYN CABRILLAS
Chief Financial Officer, Chief Accounting Officer, Secretary and Director