Form 10-K
period 2012-01-31
Oryon Holdings, Inc.
filed 2012-05-02
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number:  001-34212

ORYON HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	26-2626737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

340 Basa Compound, Zapate, Las Pinas City Metro Manila, Philippines	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (702) 973-1583

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No  ☒

The Company’s common stock was not actively traded as of the last business day of the Company’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 26, 2012
Common Stock, $.001 par value per share	17,800,000 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

ORYON HOLDINGS, INC.

PART I

ITEM 1. BUSINESS.

History and Organization

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this annual report. In addition to the historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Oryon Holdings, Inc. (“we,” “us”, “our” or similar terms) was organized under the laws of the State of Nevada on August 22, 2007 under the name “Eaglecrest Resources, Inc.” to explore mineral properties. Our principal executive offices are located at 340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines. Our telephone number is (702) 973-1583.

Effective November 4, 2011, we amended our Articles of Incorporation to decrease the par value of our common stock from $0.006 to $0.001 per share.  Effective November 25, 2011, we amended our Articles of Incorporation to change our name from “Eaglecrest Resources, Inc.” to “Oryon Holdings, Inc.”

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

To date, we have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our company to continue as a going concern.  Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to develop our mining property, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders.  Such strategic alternatives include a merger, acquisition, share  exchange,  asset  purchase,  or similar  transaction in which our present management  will no  longer  be in  control  of our  Company  and  our  business operations  will be replaced by that of our transaction  partner.  We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We  have  had  preliminary   discussions  with  potential  business  combination partners,  but have not signed a  definitive  agreement to engage in a strategic transaction as of the date of this annual report. Any such business  combination and the selection of a partner for such a business  combination involves certain risks,  including  analyzing and selecting a business partner that is compatible to engage in a transaction  with us or has business  operations that are or will prove to be  profitable.  In the  event  we  select a  partner  for a  strategic transaction and sign a definitive agreement to consummate such a transaction, we will  report  this  event  on a Form 8-K to be filed  with  the  Securities  and Exchange Commission.  If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

In furtherance of entering into a business combination, on October 24, 2011, we entered into a binding letter of intent with OryonTechnologies, LLC, a Texas limited liability company (“Oryon”) (the “LOI”), in connection with a proposed reverse acquisition transaction (the “Merger”) between the Company and Oryon whereby Oryon will merge into a wholly-owned subsidiary of the Company in exchange for the issuance to the members of Oryon (“Oryon Members”) of approximately 16,502,121 shares of Company common stock, assuming none of Oryon’s existing Series C Notes are converted. Oryon is a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp.

In accordance with the terms of the LOI, the terms and conditions of the Merger shall be set forth in a formal definitive agreement negotiated between the parties containing customary representations and warranties, covenants and indemnification provisions.  To that end, as disclosed in our Current Report on Form 8-K filed on March 14, 2012, on March 9, 2012, we entered into that certain Agreement and Plan of Merger by and between the Company, Oryon and Oryon Merger Sub, LLC (the “Merger Agreement”).  The closing of the Merger (the “Closing”) shall occur on or before thirty (30) days from the date on which Oryon completes an audit of its financial statements as required to be filed by the Company upon the Closing in accordance with U.S. securities laws, approval by the Oryon Members and Oryon note holders of the Merger Agreement and the Merger, and certain other closing conditions.

Upon Closing, Oryon shall become a wholly-owned subsidiary of the Company. In addition, at Closing, it is anticipated that the Oryon Members shall own approximately 52% of the Company’s issued and outstanding common stock. Accordingly, a change in control of the Company would result at Closing.

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

Capital Equipment and Expenditures

During the year ended January 31, 2012, our efforts were primarily focused on exploring potential mining opportunities; therefore, no material capital equipment was acquired by us.

Investment Policies

We do not have an investment policy at this time.  Any excess funds the Company has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest or additional funds held by our Company.   Presently we do not have any excess funds to invest.

Corporate Information

Our principal executive office is located at: 340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines. Our telephone number is (702) 973-1583.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ITEM 1A.  RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities.  The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FORM10-K BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED.  INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT IN OUR SHARES.

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

RISKS RELATED TO US AND OUR INDUSTRY

1. WE HAVE NEVER EARNED A PROFIT AND THERE IS NO GUARANTEE THAT WE WILL EVER EARN A PROFIT.
From our inception on August 22, 2007 to the period ended on January 31, 2012, we have not generated any revenue. We do not currently have any revenue producing operations. We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

2. WE WERE RECENTLY FORMED, AND WE HAVE NOT PROVEN THAT WE CAN GENERATE A PROFIT. IF WE FAIL TO GENERATE INCOME AND ACHIEVE PROFITABILITY, AN INVESTMENT IN OUR SECURITIES MAY BE WORTHLESS.
We have no operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception on August 22, 2007 to the period ended on January 31, 2012, we incurred a net loss of $169,939 and did not earn any revenue. The purchase of our securities must therefore be regarded as the placing of funds at a high risk in a new or “start-up” venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

3. WE HAVE NO OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR GOLD MINERAL EXPLORATION ACTIVITIES.

We have no history of operations. As a result of our brief operating history, there can be no assurance that that we will be successful exploring for gold. Our success to date in entering into ventures to acquire interests in exploration blocks is not indicative that we will be successful in entering into any further ventures. Any future significant growth in our mineral exploration activities will place additional demands on our Executive Officers, and any increased scope of our operations will present challenges due to our current limited management resources. Our future performance will depend upon our management and his ability to locate and negotiate additional exploration opportunities in which we can participate. There can be no assurance that we will be successful in these efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

4. THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL BECAUSE MS. CORANES, ONE OF OUR TWO OFFICERS AND A DIRECTOR, DOES NOT HAVE FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION.
Ms. Coranes, our President and one of our directors, does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. She lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, she may not be fully aware of the specific requirements related to working within this industry. Her decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

5. WE ARE SOLELY GOVERNED BY MS. CORANES AND MS. CABRILLAS, OUR ONLY TWO  EXECUTIVE OFFICERS AND DIRECTORS, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO US FROM A CORPORATE GOVERNANCE PERSPECTIVE.
 Ms. Coranes and Ms. Cabrillas, our only two executive officers and directors, make decisions such as the approval of related party transactions, the compensation of executive officers, and the oversight of the accounting function. Because we only have two executive officers, there may be limited segregation of executive duties, and thus, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. In addition, Ms. Coranes and Ms. Cabrillas will exercise full control over all matters that require the approval of a Board of Directors. Accordingly, the inherent controls that arise from the segregation of executive duties and review and/or approval of those duties by the Board of Directors may not prevail. Ms. Coranes and Ms. Cabrillas will effectively have both the authority to take any actions and review and approve those actions and, as such, there may be significant risk to us from the corporate governance perspective.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently do not have any independent directors. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

6. SINCE MS. CORANES AND MS. CABRILLAS, OUR TWO EXECUTIVE OFFICERS AND DIRECTORS, ARE NOT RESIDENTS OF THE UNITED STATES, IT MAY BE DIFFICULT TO ENFORCE ANY LIABILITIES AGAINST THEM.
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

7. BECAUSE OUR EXECUTIVE OFFICERS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.
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

8. THE IMPRECISION OF MINERAL DEPOSIT ESTIMATES MAY PROVE ANY RESOURCE CALCULATIONS THAT WE MAKE TO BE UNRELIABLE.
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

9. WE ARE SENSITIVE TO FLUCTUATIONS IN THE PRICE OF GOLD, WHICH IS BEYOND OUR CONTROL.
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

10. MINERAL EXPLORATION AND PROSPECTING IS HIGHLY COMPETITIVE AND A SPECULATIVE BUSINESS AND WE MAY NOT BE SUCCESSFUL IN SEEKING AVAILABLE OPPORTUNITIES.
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

11. COMPLIANCE WITH ENVIRONMENTAL CONSIDERATIONS AND PERMITTING COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COSTS OR THE VIABILITY OF OUR PROJECTS. THE HISTORICAL TREND TOWARD STRICTER ENVIRONMENTAL REGULATION MAY CONTINUE, AND, AS SUCH, REPRESENTS AN UNKNOWN FACTOR IN OUR PLANNING PROCESSES.
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

12. MINING AND EXPLORATION ACTIVITIES ARE SUBJECT TO EXTENSIVE REGULATION BY FEDERAL AND PROVINCIAL GOVERNMENTS. FUTURE CHANGES IN GOVERNMENTS, REGULATIONS AND POLICIES, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS FOR A PARTICULAR PERIOD AND OUR LONG-TERM BUSINESS PROSPECTS.
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
The report of our independent auditors, on our audited financial statements for the period ended January 31, 2012, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern, it is likely investors will lose their investment.

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

3. OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS AND THE NASD’S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

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

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 2.  PROPERTIES.

We are presently in the pre-exploration stage. We intended to undertake pre-exploration work on the mineral claim if we could obtain sufficient financing. The Tabuk Gold project consists of one (1) unpatented mineral claim, located 30 kilometers northwest of the city of Tabuk at Universal Transverse Mercator co-ordinates Latitude 17°25’00”N and Longitude 121°26’00”E. The mineral claim was assigned to us by Abacus Ventures Ltd. and said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.

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

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the federal and provincial regulations in the Philippines. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There has not been an active trading market for our common stock during the two most recent fiscal years.  The Company is currently quoted on the OTCQB under the symbol “ORYN.”

As at January 31, 2012, there were no warrants or rights outstanding and subsequent to our fiscal year end we issued 1,450,000 warrants.  The warrants were issued in accordance with our Financing Agreement and are exercisable into one common share at a price of $0.75 per share. No stock options have been granted since the Company’s inception.

Dividends

The Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.   Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Shareholders

As at April 26, 2012, the Company had 14 shareholders; none of these shareholders is an officer or director of the Company. Such number does not include any shareholders holding shares in nominee or “street name.”

Securities Authorized for Issuance Under Equity Compensation Plans

During the fiscal year ended January 31, 2012, we did not have any form of stock option plan for the benefit of our directors, officers or future employees and we did not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.  Subsequent to our fiscal year ended January 31, 2012, on February 24, 2012, our Board adopted the 2012 Equity Incentive Plan (the “Plan”) and reserved 7,500,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees, consultants and other service providers of the Company.  The Plan is subject to final approval by the Company’s shareholders and no awards of any kind have been issued under the Plan as of the date of this Annual Report.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended January 31, 2012:

For the fiscal year ended January 31, 2012 we sold 650,000 shares of our common stock for cash proceeds of $325,000, in accordance with our Financing Agreement (these shares were not issued until March 12, 2012).

Subsequent to our fiscal year ended January 31, 2012, and to April 23, 2012, we sold an additional 800,000 shares of our common stock for cash proceeds of $400,000 in accordance with our Financing Agreement.
We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal  years ended January 31, 2012 and 2011.  The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

We were organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties. Our principal executive offices are located at 340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines.  Our telephone number is (702) 973-1583.

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

On August 6, 2010, we effected a 6 for 1 forward stock split (the “Stock Split”) of all of our issued and outstanding shares of common stock.   Also effective August 6, 2010, we amended our Articles of Incorporation to increase the number of our authorized shares of common stock in connection with the Stock Split.  Subsequent to the stock split, the authorized capital stock of the Company consisted of 600,000,000 shares of common stock, par value $0.006 per share.

Effective November 4, 2011, we amended our Articles of Incorporation to decrease the par value of our common stock from $0.006 to $0.001 per share.  Further, on October 31, 2011, certain shareholders, including our two executive officers, surrendered in aggregate 30,000,000 shares of our common stock for cancellation, and on November 17, 2011, an additional 1,000,000 shares were surrendered for cancellation.  As a result of such cancellations, our total number of issued and outstanding common stock was 29,000,000 as of January 31, 2012.

As a result of the current difficult economic environment and our lack of funding to explore mineral property, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.  Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Although our Board of Directors’ preference would be to obtain additional funding to develop our mining property, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders.  Such strategic alternatives include a merger, acquisition, share  exchange,  asset  purchase,  or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner.

In furtherance of entering into a business combination, on October 24, 2011, we entered into the LOI with Oryon, and on March 9, 2012, we entered into the Merger Agreement with Oryon and Merger Sub in connection with the proposed Merger with Oryon.   Upon Closing, Oryon shall become a wholly-owned subsidiary of the Company. In addition, at Closing, it is anticipated that the Oryon Members shall own approximately 52% of the Company’s issued and outstanding common stock. Accordingly, a change in control of the Company would result at Closing.

Results of Operations

Comparison of the Fiscal Year Ended January 31, 2012 and January 31, 2011

During the years ended January 31, 2012 and January 31, 2011, we earned no revenues.

We incurred a loss of $100,242 for the year ended January 31, 2012. From inception to January 31, 2012, we have incurred losses of $169,939. The principal components of losses since inception were professional fees of $57,121, legal fees of $94,348, other general and administrative fees of $13,470, and an impairment loss related to the purchase of the Tabuk Gold Property for $5,000.

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

Liquidity & Capital Resources

As of January 31, 2012, we had working capital of $165,061 compared to a working capital deficit of $59,697 at January 31, 2011.  As of January 31, 2012, our total assets were $325,000.

As of January 31, 2012, our total current liabilities increased to $159,939 as compared with $59,697 at January 31, 2011 as a result of accounts payable of $53,459 and advances from related parties in the amount of $46,783.

Between October 24, 2011 and December 28, 2011, Oryon issued promissory notes (the “Notes”) to the Company totaling $325,000 in connection with advances by the Company to Oryon of $325,000 (“Advances”) The funds for said Advances were advanced to us under a private offering of 650,000 shares of our common stock at $0.50 per share pursuant to the Financing Agreement which has been recorded as common stock to be issued in the accompanying January 31, 2012 balance sheets.

In the event the Closing of the Merger does not occur, the principal amount of the Advances (collectively the “Notes”) together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Oryon of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Oryon.  If the Closing occurs, the Notes shall be cancelled. We do not have any material unused sources of liquid assets. We currently cannot satisfy our cash requirements for the next twelve months. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

To the extent that we require additional funds to meet our obligations under the Merger Agreement, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or available on acceptable terms.

Except as contemplated under the terms of the Merger Agreement, we do not currently have any material commitments for capital expenditures. We are also not aware of any material trends, favorable or unfavorable, in our capital resources nor do we expect any material changes in the mix and relative cost of such resources.

Other than the Financing Agreement noted above and any obligations under the Merger Agreement, we do not know of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of January 31, 2012, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended January 31, 2012 have been audited by our independent registered accountants, Madsen & Associates CPA’s, Inc., and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the year ended January 31, 2012, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s, Inc., on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s, Inc., would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Internal control is “everything that helps one achieve one’s goals - or better still, to deal with the risks that stop one from achieving one’s goals.”

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

Management’s Report on Internal Control Over Financial Reporting

As of January 31, 2012 ( the “evaluation date”), the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended January 31, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our  internal  controls  over  financial  reporting  that occurred  during  the  period  covered  by this  report,  which  has  materially affected,  or is reasonably likely to materially  affect,  our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our executive officers and directors follows:

NAME	AGE	POSITION AND TERM OF OFFICE	ADDRESS

Crystal S. Coranes	29	President, Chief Executive Officer and Director	29 Cagayan De Oro St, Alabang Hills Village, Cupang Muntinlupa, Philippines

Rizalyn R. Cabrillas	31	Chief Financial Officer, Treasurer, Secretary and Director	340 Basa Compound Zapate Las Pinas, City Metro Manila, Philippines

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

Background of officers and directors

Set out the below is a brief description of the recent employment and business experience of our two executive officers and directors, Ms. Coranes and Ms. Cabrillas:

Crystal Coranes – President, CEO and Director

Ms. Coranes was born on December 18, 1983. From 2003 through 2006, Ms. Coranes attended the University of the Philippines in Manila, Philippines and obtained a Bachelor of Science degree in Geology. From 2006 to the present, Ms. Coranes has been employed by Lee Mining LLC as a junior geologist where she is currently responsible for coordinating, supervising and undertaking field work and reporting findings related to such work to the company’s chief geologist. She is also responsible for making recommendations as to the merits of property based upon data obtaining from any testing performed during field work on such property.

Rizalyn R. Cabrillas – CFO, Secretary, Treasurer and Director

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

Our audit committee is comprised of Crystal Coranes, our President, and Rizalyn Cabrillas, our Chief Financial Officer. Neither Ms. Coranes nor Ms. Cabrillas can be considered an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Apart from the Audit Committee, the Company has no other Board committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as independent.

We believe that our current Audit Committee is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

As and when we generate revenue in the future, we intend to identify and appoint a financial expert to serve on our audit committee.

Significant Employees

We have no paid employees as such. Our Officers and Directors fulfill many of the functions that would otherwise require the Company to hire employees or outside consultants.

Family Relationships

Ms. Coranes and Ms. Cabrillas, our two executive officers and directors, are unrelated.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

The Company has adopted a Code of Business Ethics and Control for the Board of Directors applicable to all Company directors, officers and employees.

ITEM 11.   EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Compensation Summary

To date we have no employees other than our officers.  No compensation has been awarded, earned or paid to our officers.  We have no employment agreements with any of our officers.  We do not contemplate entering into any employment agreements until such time as we have proven mineral reserves. The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the fiscal years ended January 31, 2012 and January 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Crystal Coranes	2012	$-	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2011	$-	$-	$-	$-	$-	$-	$-	$-
President, Director

Rizalyn Cabrillas	2012	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer, Secretary, Treasurer, Director	2011	$-	$-	$-	$-	$-	$-	$-	$-

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

Stock Option Plan

During the fiscal year ended January 31, 2012, we did not have any form of stock option plan for the benefit of our directors, officers or future employees and we did not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.  Subsequent to our fiscal year ended January 31, 2012, on February 24, 2012, our Board adopted the 2012 Equity Incentive Plan (the “Plan”) and reserved 7,500,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees, consultants and other service providers of the Company.  The Plan was approved by the shareholders on March 19, 2012.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

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

Compensation Committee

The Company does not have a separate Compensation Committee.  Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of April 26, 2012 for (1) each of our directors and executive officers individually; (2) each person or group that we know owns beneficially more than five percent (5%) of our common stock; and (3) all directors and executive officers as a group.

Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Crystal Coranes, Chief Executive Officer, Director 340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines	-	-

Rizalyn Cabrillas, Chief Financial Officer, Director 340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines	-	-
All Officers and Directors as a Group	-	-

5% Holders
Thomas Patrick Schaeffer 3796 Chatham Court Addison, Texas 75001	2,000,000	11.24%

(1)	Based on 17,800,000 shares of our common stock outstanding as of April 26, 2012.

(2)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Description of Securities

We are authorized to issue up to 600,000,000 shares of common stock, par value $0.001 per share.

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

Change in Control of Our Company

On October 24, 2011, we entered into the LOI with Oryon in connection with the Merger between the Company and Oryon whereby Oryon will merge into a wholly-owned subsidiary of the Company in exchange for the issuance to the Oryon Members of approximately 16,502,121 shares of Company common stock, assuming none of Oryon’s existing Series C Notes are converted.

In accordance with the terms of the LOI, the terms and conditions of the Merger shall be set forth in a formal definitive agreement negotiated between the parties containing customary representations and warranties, covenants and indemnification provisions.  To that end, as disclosed in our Current Report on Form 8-K filed on March14, 2012, on March 9, 2012, we entered into the Merger Agreement. In accordance with the Merger Agreement, the Closing of the Merger shall occur on or before thirty (30) days from the date on which Oryon completes an audit of its financial statements as required to be filed by the Company upon the Closing in accordance with U.S. securities laws, approval by the Oryon Members and Oryon note holders of the Merger Agreement and the Merger, and certain other closing conditions.

Upon Closing, Oryon shall become a wholly-owned subsidiary of the Company. In addition, at Closing, it is anticipated that the Oryon Members shall own approximately 52% of the Company’s issued and outstanding common stock.  Accordingly, a change in control of the Company would result at Closing. The foregoing description is qualified in its entirety by reference to the Merger Agreement filed as Exhibit 10.1 to the our Current Report on Form 8-K filed on March 14, 2012, which is incorporated herein by reference.

Other than as noted above in connection with the Merger Agreement, there are no other existing arrangements that may result in a change in control of the Company.

Transfer Agent

Holladay Stock Transfer, Inc., 2939 N 67th Place, Suite C, Scottsdale, AZ 85251, serves as the transfer agent and registrar for our common stock.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event the holders of the remaining shares will not be able to elect any of our directors. Presently, our directors and officers do not own any of the issued and outstanding shares of our Company.

Available Information

We are subject to the reporting requirements of the SEC. In that we are required to file from 10-Ks and 10-Q on a regular basis.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  All the directors and officer have not filed a Form 3 or Form 4 with the SEC subsequent to the period under review.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Item 5 for this information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on August 22, 2007, a Code of Business Ethics and Control for the Board of Directors (the “Code”). Our Code embodies our commitment to such ethical principles and sets forth the responsibilities of the Company and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family.  Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the fiscal year ended January 31, 2012, we had no independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees for the audit and other services provided by Madsen & Associates, CPA’s, Inc. to the Company for the fiscal periods shown.

	January 31, 2012	January 31, 2011
Audit Fees	$16,025	$5,700
Audit — Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$16,025	$5,700

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

The Company’s Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2011. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

 (b)           Exhibits:
The following exhibits are included as part of this report by reference:

3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2010).
3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 28, 2011).
3.1(d)	Amendment to Articles of Incorporation. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on December 21, 2011).
3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269).
10.1	Letter of Intent by and between the Registrant and OryonTechnologies, LLC, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.2	Promissory Note by and between the Registrant and OryonTechnologies, LLC, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.3	Financing Agreement by and between the Registrant and Maxum Overseas Fund, dated November 2, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.4
Agreement and Plan of Merger, dated March 9, 2012, by and between Oryon Holdings, Inc., Oryon Merger Sub, LLC, and OryonTechnologies, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 14, 2012).

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

ORYON HOLDINGS, INC.
(Registrant)

Date: May 1, 2012	By:	/s/ Crystal Coranes
Crystal Coranes
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2012	By:	/s/ Rizalyn Cabrillas
Rizalyn Cabrillas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Crystal Coranes	Chief Executive
Crystal Coranes	Officer, President and Director	May 1, 2012
(Principal Executive Officer)

/s/ Rizalyn Cabrillas Rizalyn Cabrillas	Chief Financial Officer, Treasurer, Secretary and Director	May 1, 2012
(Principal Financial Officer and
Principal Accounting Officer)

ORYON HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978
To the Board of Directors and
Stockholders of Oryon Holdings, Inc.
(formerly Eaglecrest Resources, Inc.)
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Oryon Holdings, Inc. (formerly Eaglecrest Resources, Inc.) (A Pre-Exploration Stage Company) (The Company) as of January 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the two-year period ended January 31, 2012, and the period from August 22, 2007 (date of inception) to January 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oryon Holdings, Inc. (formerly Eaglecrest Resources, Inc.) (a Pre-Exploration Stage Company) as of January 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2012, and the period from August 22, 2007 (date of inception) to January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah
April 27, 2012

ORYON HOLDINGS, INC. (formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
BALANCE SHEETS

	January 31,	January 31,
	2012	2011

ASSETS

Current Assets

Cash	$-	$-
Promissory note receivable	325,000	-
Total Current Assets	$325,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

Accounts payable	$54,434	$975
Advances from related parties	105,505	58,722
Total Current Liabilities	159,939	59,697

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock, $0.001 par value, 600,000,000 shares authorized;
29,000,000 shares issued and outstanding as at January 31, 2012; 60,000,000 shares issued and outstanding as at January 31, 2011	29,000	60,000
Additional Paid-in Capital	(19,000)	(50,000)
Common stock to be issued	325,000	-
Accumulated deficit during the pre-exploration stage	(169,939)	(69,697)

Total Stockholders' Equity (Deficiency)	165,061	(59,697)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$325,000	$-

The accompanying notes are an integral part of these financial statements.

ORYON HOLDINGS, INC. (formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the years ended January 31, 2012 and 2011 and for the period from August 22, 2007 (date of inception) to January 31, 2012
	Year ended January 31, 2012	Year ended January 31, 2011	August 22, 2007 (Inception) to January 31, 2012

REVENUES	$-	$-	$-

EXPENSES
Impairment loss on mineral claims	0	0	5,000
General and administrative	100,242	17,657	164,939
Total expenses	100,242	17,657	169,939

Net Loss	(100,242)	(17,657)	(169,939)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	52,068,493	60,000,000

The accompanying notes are an integral part of these financial statements.

ORYON HOLDINGS, INC. (formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Period August 22, 2007 (date of inception) to January 31, 2012

	Common stock
	Shares	Amount	Additional Paid-in Capital	Common Stock to be Issued	Accumulated Deficit During the Pre-Exploration Stage	Total Stockholders' Deficiency

Stock issued for cash on August 31, 2007 at $0.001 per share	60,000,000	60,000	(50,000)	-	-	10,000

Net loss for the period ended Jan 31,2008	-	-	-	-	(12,500)	(12,500)

Balance - January 31, 2008	60,000,000	60,000	(50,000)	-	(12,500)	(2,500)

Net loss for the year ended Jan 31,2009	-	-	-	-	(21,167)	(21,167)

Balance - January 31, 2009	60,000,000	60,000	(50,000)	-	(33,667)	(23,667)

Net loss for the year end Jan 31, 2010	-	-	-	-	(18,373)	(18,373)

Balance - January 31, 2010	60,000,000	60,000	(50,000)	-	(52,040)	(42,040)

Net loss for the year end Jan 31, 2011	-	-	-	-	(17,657)	(17,657)

Balance - January 31, 2011	60,000,000	60,000	(50,000)	-	(69,697)	(59,697)

Cancellation of 30,000,000 shares – October 30, 2011	(30,000,000)	(30,000)	30,000	-	-	-
Cancellation of 1,000,000 shares – November 17, 2011	(1,000,000)	(1,000)	1,000	-	-	-
Common stock to be issued	-	-	-	325,000	-	-
Net loss for the year ended Jan. 31, 2012	-	-	-	-	(100,242)	(100,242)
Balance – January 31, 2012	29,000,000	$29,000	(19,000)	$ 325,000	$(169,939)	$165,061

The accompanying notes are an integral part of these financial statements.

ORYON HOLDINGS, INC. (formerly Eaglecrest ResResources, Inc.)
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the years ended January 31, 2012 and 2011 and for the period from August 22, 2007 (date of inception) to January 31, 2012

	Year	Year	August 22,
	Ended	ended	2007
	January 31,	January 31,	(inception)
	2012	2011	to January 31,2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(100,242)	$(17,657)	$(169,939)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Impairment loss on mineral claim			5,000
Changes in operating assets and liabilities:
Promissory Note Receivable	(325,000)	-	(325,000)
Changes in Accounts Payable	53,459	(5,975)	54,434
NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(371,783)	(23,632)	(435,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	46,783	23,632	105,505
Proceeds from common stock to be issued	325,000		325,000
Proceeds from issuance of common stock	-	-	10,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	371,783	23,632	440,505

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
January 31, 2012

 NOTE 1 - ORGANIZATION

The Company, Oryon Holdings, Inc. was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001.   On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share.  On November 4, 2011, the Company amended its Articles of Incorporation to decrease the par value of its common stock from $0.006 to $0.001 per share.  On November 25, 2011, the Company amended its Articles of Incorporation to change its name from “Eaglecrest Resources, Inc.” to “Oryon Holdings, Inc.”

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

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Estimated Tax
Period	Estimated NOL	NOL	Benefit	Valuation	Net Tax
Ending	Carry-Forward	Expires	from NOL	Allowance	Benefit
January 31, 2008	$12,500	2028	$3,750	$(3,750)	$-
January 31, 2009	$21,167	2029	$6,350	$(6,350)	$-
January 31, 2010	$18,373	2030	$5,512	$(5,512)	$-
January 31, 2011	$17,657	2031	$5,297	$(5,297)	$-
January 31, 2012	$100,242	2032	$30,073	$(30,073)	$-
	$169,939		$50,982	$(50,982)	$-

On January 31, 2012, the Company has a net operating loss available for carry forward of $169,939. The income tax benefit of approximately $50,982 from the net operating loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The valuation allowance as of January 31, 2012 was $(50,982) which increased by $(30,073) for the year ended January 31, 2012.

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
January 31, 2012

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
January 31, 2012

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

NOTE 3 -  PROMISSORY NOTES RECEIVABLE

During the fiscal year ended January 31, 2012, Oryon Technologies, LLC (“Oryon”), a Texas limited liability, issued promissory notes to the Company in the amount of $325,000 in connection with the advance by the Company to Oryon of $325,000 (the “Advance”).  The funds for said Advance were advanced to the Company under a private offering of 650,000 shares of our common stock at $0.50 per share and 650,000 warrants under which the holder has the right to purchase an additional common share at $0.75 per share.  The shares and warrants were subsequently issued on March 12, 2012.

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

NOTE 5 – COMMON STOCK TO BE ISSUED

On October 24, 2011, the Company entered into a financing agreement (the “Financing Agreement”) with Maxum Overseas Fund (“Maxum”), under which Maxum agreed to: (i) purchase $100,000 of common stock of the Company at a price of $0.50 per share; and (ii) either purchase an additional up to $1,900,000 of common stock of the Company at a price of $0.50 per share or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of five (5) years.   As at the balance sheet date Maxum has purchased 650,000 common shares at a price of $0.50 per share. The shares and warrants were subsequently issued on March 12, 2012.

NOTE 6 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the year ended January 31, 2012, and officer made advances to the Company of $46,783.

Officers-directors do not own any common capital stock of the Company and have made advances of $105,505, since inception. These advances are non-interest bearing and payable on demand.

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
January 31, 2012

NOTE 7 – COMMON STOCK

On August 6, 2010, the Company approved a resolution to forward split the common shares of the Company on the basis of six new shares for one existing common stock held thereby increasing the issued and outstanding share capital to 60,000,000 post split common shares with a par value of $0.001 per share. On October 31, 2011, certain shareholders, including two executive officers, surrendered, in aggregate, 30,000,000 shares of the Company’s common stock for cancellation.   On November 17, 2011, an additional 1,000,000 shares were surrendered for cancellation.   As at January 31, 2012, 29,000,000 post split common shares were issued and outstanding. The post split common shares are shown as split from the date of inception.

On November 4, 2011, the Board of Directors reduced the par value of the common shares from $0.006 to $0.001 per shares.

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

Management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from its officers and directors, and additional equity investment, which will enable the Company to operate for the coming year.

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

ORYON HOLDINGS, INC.
(formerly Eaglecrest Resources, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements

NOTE 10. – SUBSEQUENT EVENTS CONTINUED

Pursuant to the terms of the Merger Agreement, Oryon will merge into Merger Sub (the “Merger”) in exchange for the issuance to the members of Oryon (“Oryon Members”) of 16,502,121 shares of common stock of the Company. Following the Closing of the Merger, Oryon shall become a wholly-owned subsidiary of the Company and the Oryon Members shall own approximately 52% of all the issued and outstanding shares of capital stock of the Company

The Merger Agreement contains customary representations, warranties, and conditions to closing, including but not limited to, that the closing of the Merger (the “Closing”) shall occur when Oryon completes an audit of its financial statements as required to be filed by the Company upon the Closing in accordance with U.S. securities laws and when approval by the Oryon Members  and Oryon note holders of the Merger and Merger Agreement has been obtained. As of the date of this filing, this merger has not closed.

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

Additional Subscription Agreements

In addition to the February 14, 2012 and February 28, 2012 subscription agreements identified in the above table, the Company subsequently received $325,000 from subscription agreements dated March 13, 2012 ($125,000); April 5, 2012 ($75,000); and April 23, 2012 ($125,000). These subscription agreements are for a total of 650,000 shares of Company common stock and 650,000 warrants to purchase 1 additional share each of Company common stock, at an exercise price of $0.75 per share. As of the date of this filing, these shares and warrants have not been issued.

Additional Promissory Notes Receivable

Subsequent to January 31, 2012, the Company made advances of $400,000 to Oryon for promissory notes receivable.

Cancellation of Common Stock

On April 19, 2012, our President, Crystal Coranes, , surrendered in aggregate 12,000,000 shares of the Company’s common stock for cancellation for no further consideration.  As a result of such cancellation, our total number of issued and outstanding common stock was 17,800,000.
.
Amendment to Articles of Incorporation.

On March 19, 2012, the Company amended its Articles of Incorporation to authorize 50,000,000 shares of preferred stock, par value $0.001 per share.  The Company’s shareholders approved the Restated Articles at a special meeting of shareholders held on March 19, 2012.