Form 10-Q
period 2012-04-30
Oryon Technologies, Inc.
filed 2012-06-14
CIK 1436164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the Quarter Ended April 30, 2012

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from February 1 to April 30, 2012

Commission File number 001-34212

ORYON TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Nevada	26-2626737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4251 Kellway Circle Addison, Texas 75001
(Address of principal executive offices)

(214) 267-1321
(Registrant’s telephone number, including area code)

ORYON HOLDINGS, INC. 340 Basa Compound, Zapate, Las Pinas City, Metro Manila, Philippines
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

June 14, 2012: 32,302,121 common shares

PART 1 – FINANCIAL INFORMATION

ITEM I.               FINANCIAL STATEMENTS

The accompanying balance sheets of Oryon Technologies, Inc. (formerly Oryon Holdings, Inc.) (pre-exploration stage company) (the “Company” or  the “Registrant”) at April 30, 2012  (with comparative figures as at January 31, 2012) and the statements of operations for the three months  ended April 30, 2012 and 2011 and from inception  (August  22, 2007) to April 30, 2012, and the statements of cash flows for the three months ended April 30, 2012 and 2011 and from inception (August 22, 2007) to April 30, 2012 and the statement of stockholder’s equity from inception (August 22, 2007) to April 30, 2012, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended April 30, 2012, are not necessarily indicative of the results that can be expected for the entire fiscal year.

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Balance Sheet Statements
April 30, 2012 and January 31, 2012
(Unaudited)

	April 30, 2012	January 31, 2012
	(Unaudited)
ASSETS

Current assets
Promissory notes receivable	725,000	325,000
Total current assets	725,000	325,000

Total assets	$725,000	$325,000

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$54,434	$54,434
Advances from related parties	105,505	105,505
Total current liabilities	159,939	159,939

Total liabilities	159,939	159,939

STOCKHOLDERS' EQUITY

Capital stock
Common - 600,000,000 shares authorized at $0.001 par value
15,800,000 and 29,000,000 shares issued and outstanding at April 30, 2012 and January 31, 2012.	15,800	29,000
Common stock to be issued	325,000	325,000
Additional paid in capital	394,200	(19,000)
Deficit accumulated during pre-exploration stage	(169,939)	(169,939)

Total stockholders' equity	565,061	165,061

Total liabilities and stockholders' equity	$725,000	$325,000

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Statements of Operations
For the three months ending April 30, 2012 and 2011
And for the Period from August 22, 2007 (inception) to April 30, 2012
(Unaudited)

	Three months ended April 30,		Period from August 22, 2007 [Inception]
	2012	2011	to April 30, 2012

Revenues	$-	$-	$-

Expenses
General and administrative	89,154	5,120	254,093
Impairment loss on mineral claims	-	-	5,000
Total expenses	89,154	5,120	259,093

Other income and expenses
Gain on assignment of payables	89,154		89,154
Total other income and expenses	89,154	-	89,154

Net loss	$-	$(5,120)	$(169,939)

Net loss per share - basic and diluted	$-	$(0.00)

Weighted average shares outstanding	29,426,667	60,000,000

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Statements of Cash Flows
For the three months ending April 30, 2012 and 2011
And for the Period from August 22, 2007 (inception) to April 30, 2012
(Unaudited)

	Three months ended April 30,		Period From August 22, 2007 [Inception] to
	2012	2011	April 30, 2012

Operating activities
Net loss	$-	$(5,120)	$(169,939)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Items not affecting cash:
Gain on assignment of payables	(89,154)	-	(89,154)
Impairment loss on mineral claim	-	-	5,000
Changes in:			-
Promissory notes receivable	(400,000)	-	(725,000)
Accounts payable and accrued liabilities	89,154	945	143,588
Cash used in operating activities	(400,000)	(4,175)	(835,505)

Cash flows used in investing activities	-	-	(5,000)

Financing activities
Proceeds from issue of common stock	75,000	-	85,000
Proceeds from common stock to be issued	325,000	-	650,000
Advances from related parties	-	4,175	105,505
Cash flows provided by financing activities	400,000	4,175	840,505

Net (decrease) increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock cancelled	$14,000	$-	$14,000

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Statement of Stockholders’ Equity
For the period from August 22, 2007 (Inception) to April 30, 2012
(Unaudited)

				Additional	Accumulated	Total Stockholders' Equity
	Common Stock		Common Stock	Paid-In	Deficit during	(Deficit)
	Number	Amount	to be issued	Capital	Exploration Stage

Balance, August 22, 2007 [Inception]	-	$-	$-	$-	$-	$-
Stock issued for cash	60,000,000	60,000	-	(50,000)	-	10,000
Net loss from inception (August 22, 2007) to January 31, 2008	-	-	-	-	(12,500)	(12,500)
Balance, January 31, 2008	60,000,000	60,000	-	(50,000)	(12,500)	(2,500)
Net loss for year	-	-	-	-	(21,167)	(21,167)
Balance, January 31, 2009	60,000,000	60,000	-	(50,000)	(33,667)	(23,667)
Net loss for year	-	-	-	-	(18,373)	(18,373)
Balance, January 31, 2010	60,000,000	60,000	-	(50,000)	(52,040)	(42,040)
Net loss for year	-	-	-	-	(17,657)	(17,657)
Balance, January 31, 2011	60,000,000	60,000	-	(50,000)	(69,697)	(59,697)
Cancellation of common stock	(31,000,000)	(31,000)		31,000	-	-
Units to be issued for cash	-	-	325,000	-	-	325,000
Net loss for year	-	-	-	-	(100,242)	(100,242)
Balance, January 31, 2012	29,000,000	29,000	325,000	(19,000)	(169,939)	165,061
Units to be issued for cash	-	-	400,000	-	-	400,000
Units issued for cash	800,000	800	(400,000)	399,200	-	-
Cancellation of common stock	(14,000,000)	(14,000)	-	14,000	-	-
Net loss for the period	-	-	-	-	-	-
Balance, April 30, 2012	15,800,000	$15,800	$325,000	$394,200	$(169,939)	$565,061

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2012
(Unaudited)

1.	Basis of presentation

The accompanying unaudited financial statements of Oryon Technologies, Inc. (the “Company” or the “Registrant”) (formerly Oryon Holdings, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Nature of operations and going concern

The Company was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001.  On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share.  On November 4, 2011, the Company amended its Articles of Incorporation to decrease the par value of its common stock from $0.006 to $0.001 per share.  On November 25, 2011, the Company amended its Articles of Incorporation to change its name from “Eaglecrest Resources, Inc.” to “Oryon Holdings, Inc.” On May 5, 2012, the Company amended its Articles of Incorporation to change its name from “Oryon Holdings, Inc.” to “Oryon Technologies, Inc.”

The Company was organized for the purpose of acquiring and developing mineral properties. A mineral claim, with unknown reserves, was acquired in August 2007, and impaired in January 2008.  The Company has not established the existence of commercially minable ore deposit and therefore has not reached the exploration stage and has been considered to be in the pre-exploration stage.

On October 24, 2011, the Company entered into a binding letter of intent (“LOI”) with Oryon Technologies, LLC, a Texas limited liability company (“Oryon”) in connection with a proposed reverse acquisition transaction (the “Merger”) between the Company and Oryon whereby Oryon will merge with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”) in exchange for the issuance to the members of Oryon of approximately 16,502,121 share of Company common stock, assuming none of Oryon’s existing Series C Notes are converted.  Oryon is a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp.

In accordance with the terms of the LOI, the terms and conditions of the Merger were set forth in a formal definitive agreement.  To that end, on March 9, 2012, the Company entered into an agreement and plan of merger by and between the Company, Oryon and Merger Sub  (the “Merger Agreement”).  Upon the closing of the Merger on May 4, 2012(the “Closing Date”), Oryon became a wholly-owned subsidiary of the Company pursuant to the Merger Agreement.

The Company is listed on the Over-the-Counter Bulletin Board under the symbol ORYN.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2012, the Company had a working capital of $565,061 but had not yet achieved profitable operations, had accumulated losses of $169,939 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2012
(Unaudited)

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future.  Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

3.	Promissory notes receivable

During the fiscal year ended January 31, 2012, Oryon issued promissory notes to the Company in the amount of $325,000 in connection with the advance by the Company to Oryon of $325,000.  The funds for this advance were advanced to the Company under a private offering whereby for each dollar invested, the investor(s) making such investment would be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of five (5) years. The proceeds of the private offering through January 31, 2012, resulted in the obligation to issue 650,000 shares of common stock (along with warrants for the purchase of an additional 650,000 shares of common stock at $0.75 per share) as of January 31, 2012.

During the quarter ended April 30, 2012, Oryon issued additional promissory notes to the Company in the amount of $400,00 in connection with the advance by the Company to Oryon of $400,000. The funds for this advance were advanced to the Company under the continuation of the private offering described above. The proceeds of the private offering during the quarter ended April 30, 2012, resulted in the obligation to issue an additional 800,000 shares of common stock (along with warrants for the purchase of an additional 800,000 shares of common stock at $0.75 per share).

Of the aggregate of 1,450,000 shares that the Company was obligated to issue pursuant to the above described private offerings completed through April 30, 2012, 800,000 shares (along with the warrants for the purchase of 800,000 additional shares at $0.75 per share) were fulfilled on March 12, 2012, so that as of April 30, 2012, the net amount of 650,000 shares (along with warrants for the purchase of an additional 650,000 shares at $0.75 per share) remained to be issued by the Company to fulfill subscriptions in an aggregate amount of $325,000.  At April 30, 2012, $725,000 is included on the balance sheet as notes receivable from Oryon.  Subsequent to April 30, 2012, upon the closing of the Merger on May 4, 2012, the promissory notes receivable became an intercompany transaction within the consolidated corporate group and the promissory notes receivable were cancelled.

4.	Capital stock

The Company was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001.  On August 6, 2010, the Company and effected a forward split of its shares of common stock on the basis of six new shares for one existing share, and amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, with a par value of $0.006 per share.  On October 31, 2011, certain shareholders, including two executive officers, surrendered, in aggregate, 30,000,000 shares of the Company’s shares of common stock for cancellation.   On November 17, 2011, an additional 1,000,000 shares were surrendered for cancellation.  On November 4, 2011, the Board of Directors reduced the par value of the common shares from $0.006 to $0.001 per share.  As of January 31, 2012, 29,000,000 post-split common shares were issued and outstanding. The post-split common shares are shown as split from the date of inception.   On April 19 and 30, 2012, certain shareholders surrendered for cancellation, in aggregate, an additional 14,000,000 shares of the Company’s shares of common stock, leaving the remaining number of 15,000,000 post-split common shares.

During the year ended January 31, 2012, the Company entered into subscription agreements for units of the Company, at $0.50 per unit.  The subscription agreements were in connection with the financing agreement (the “Financing Agreement”) that the Company signed on November 2, 2011, with Maxum Overseas Fund (“Maxum”) under which Maxum agreed to: (1) invest $100,000 in the common equity of the Company and (ii) either invest an additional amount up to $1,900,000 in the common equity of the Company or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources.  Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of five (5) years.

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2012
(Unaudited)

At January 31, 2012, the Company had received $325,000 for subscriptions representing the obligation to issue 650,000 shares (along with warrants having the right to purchase an additional 650,000 shares, each with an exercise price of $0.75 per share and a term of five years).
During the quarter ended April 30, 2012, the Company received an additional $400,000 in subscriptions pursuant to the Financing Agreement representing the obligation to issue 800,000 shares (along with warrants having the right to purchase an additional 800,000 shares, each with an exercise price of $0.75 per share and a term of five years). The cumulative result of the subscriptions through April 30, 2012 was the obligation to issue 1,450,000 shares (650,000 for subscriptions prior to January 31, 2012 plus 800,000 for subscriptions between January 31 and April 30, 2012) along with warrants having the right to purchase 1,450,000 shares at $0.75 per share. On March 12, 2012, the Company fulfilled subscription agreements in the aggregate amount of $400,000 resulting in the issuance of 800,000 shares of common stock (along with warrants to purchase an additional 800,000 shares at $0.75 per share). As a result, as of April 30, 2012, the Company had the remaining obligation to fulfill $325,000 in subscriptions to issue the 650,000 shares (along with warrants having the right to purchase an additional 650,000 shares, each with an exercise price of $0.75 per share). Using the Black Scholes stock price valuation model, $90,535 of the $400,000 proceeds related to the issued equity securities was allocated to the issuance of the warrants to purchase 800,000 shares.

On March 19, 2012, the Company amended its Articles of Incorporation to authorize 50,000,000 shares of preferred stock, par value $0.001 per share.  The Company’s shareholders approved the Restated Articles at a special meeting of shareholders held on March 19, 2012. No preferred stock has been subscribed for or issued as of the date hereof.

At April 30, 2012, 15,800,000 shares of common stock were issued and outstanding, consisting of the 15,000,000 post-split common shares plus the 800,000 shares issued in the fulfillment of the $400,000 in subscriptions on March 12, 2012. At the Closing of the Merger on May 4, 2012, the Company issued 16,502,121additional common shares to the former Oryon members, resulting in a total of 32,302,121 total common shares outstanding on the date of this filing.

5.	Warrants

On March 12, 2012, as discussed above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at $0.75 per share, expiring in 5 years from the date of issuance.

Shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company through April 30, 2012 are as follows:

	Number of shares potentially issuable	Weighted average exercise price

Balance, January 31, 2012	-	$-

Issued in fulfillment of subscriptions	800,000	0.75
Remaining subscriptions not yet filled	650,000	0.75
Exercised	-	-
Balance, April 30, 2012	1,450,000	$0.75

Subsequent to the end of the quarter and after the Closing, on May 10, 2012 and May 15, 2012, the Company received additional subscriptions for $775,000 resulting in the incremental obligation to issue an aggregate of 1,550,000 shares of common stock (along with warrants having the right to purchase 1,550,000 additional common shares, each with an exercise price of at $0.75 per share). As a consequence, as of the date hereof, the Company will have a total of 3,000,000 shares that will be potentially issuable upon exercise of warrants after all subscriptions are fulfilled.

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2012
(Unaudited)

When subscriptions are fulfilled by the Company, the warrants related to each individual subscription are dated as of the date the subscription funds were received by the Company, regardless of the date on which the obligation is ultimately fulfilled. Therefore, all warrants have a term of five years from date the subscription funds were received. When currently unfulfilled subscriptions are fulfilled subsequent to the date hereof,  the related warrants will have expiration dates preceding April 30,2012, in those cases where the subscription proceeds were received before that date, and consequently, on the date of fulfillment, will have less than five years remaining to expiration.

At April 30, 2012, the remaining number of years to expiration and the weighted average term to expiration for the 800,000 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

	Number of shares potentially issuable	Remaining years to expiration and weighted average
Warrants Issued in Fulfillment of Subscriptions
Expiring October 26, 2016	200,000	4.49
Expiring November 1, 2016	50,000	4.51
Expiring December 4, 2016	200,000	4.60
Expiring December 27, 2016	200,000	4.66
Expiring February 13, 2017	50,000	4.79
Expiring February 27, 2017	100,000	4.83
	800,000	4.62

Using the Black Scholes stock price valuation model, $90,535 of the $400,000 proceeds related to the fulfillment of the subscriptions during the quarter ended April 30, 2012, was allocated to the warrants to purchase 800,000 shares. The following assumptions were used for the Black-Scholes valuation of the warrants issued:

Quarter ended April 30, 2012

Dividend rate	0%
Annualized volatility	39.00%
Risk free interest rate	0.81%- 1.20%
Expected life of warrants (years)	5.00

6.	Merger

On October 24, 2011, the Company entered into the LOI with Oryon in connection with the Merger between the Company and Oryon whereby Oryon will merge with Merger Sub, a wholly-owned subsidiary of the Company in exchange for the issuance to the members of Oryon of approximately 16,502,121 share of Company common stock, assuming none of Oryon’s existing Series C Notes are converted. In accordance with the terms of the LOI, the terms and conditions of the Merger were set forth in a formal definitive agreement.  To that end, on March 9, 2012, the Company entered into the Merger Agreement.  Upon the Closing of the Merger on May 4, 2012, Oryon became a wholly-owned subsidiary of the Company pursuant to the Merger Agreement, the Company issued 16,502,121 shares of common stock to the members of Oryon and the promissory notes receivable (refer to note 3) from Oryon became intercompany obligations within the corporate group (that have since been cancelled).

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2012
(Unaudited)

As a result of the Merger, the Oryon members acquired 50.1% of the Company’s issued and outstanding common stock, Oryon became our wholly-owned subsidiary, and the Company acquired the business and operations of Oryon.  Oryon is a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp.

On May 7, 2012, the Company filed a Current Report on Form 8-K describing the Merger and providing information concerning Oryon.

7.	Related party transactions

At April 30, 2012, and January 31, 2012, $105,505 in advances were due to former officers and directors of the Company.  These advances were non-interest bearing and payable on demand.

In connection with the Closing of the Merger on May 4, 2012, these obligations were forgiven by the former officers and directors of the Company.   In addition, under the terms of the Merger, the former officers and directors of the Company were responsible for personally settling all outstanding accounts payable and accrued liabilities as shown on the Company's April 30, 2012, balance sheet ($54,434) and any additional costs incurred up to the date of their resignations.  See note 8, "Subsequent Events - Resignation of Officers and Directors".

8.	Subsequent events

In preparing these financial statements, the Company’s management evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Closing of the Merger and issuance of shares of common stock

Upon the Closing of the Merger on May 4, 2012, Oryon became a wholly-owned subsidiary of the Company pursuant to the Merger Agreement, the Company issued 16,502,121 shares of common stock to the members of Oryon and the promissory notes receivable (refer to note 3) from Oryon became intercompany obligations within the corporate group (that have since been cancelled).

As a result of the Merger, the Oryon members acquired 50.1% of the Company’s issued and outstanding common stock, Oryon became our wholly-owned subsidiary, and the Company acquired the business and operations of Oryon.

Subscriptions for units received

On May 10, 2012 and May 15, 2012, the Company received $775,000 from subscriptions resulting in the obligation to issue an aggregate of an additional 1,550,000 shares of common stock (along with warrants having the right to purchase 1,550,000 additional common shares, each with an exercise price of at $0.75 per share).

Resignation of Officers and Directors

As a condition to closing the Merger, Ms. Crystal Coranes and Ms. Rizalyn Cabrillas resigned as members of our Board of Directors.  In addition, Ms. Coranes resigned as our President and Chief Executive Officer and Ms. Cabrillas resigned as our Chief Financial Officer and Secretary.   In connection with their resignations, Ms. Cabrillas and Ms. Coranes each executed a Resignation and Release. Such documents are included as Exhibits 10.9 and 10.10, respectively, to the Current Report on Form 8-K filed May 7, 2012.

Appointment of Officers and Directors

At Closing, Messrs. Thomas P. Schaeffer, Mark E. Pape, Larry L. Sears, Jon S. Ross and Brendon W. Mills were appointed to our Board of Directors.  In addition, effective at Closing, Mr. Schaeffer was appointed as our new President and Chief Executive Officer, and Mr. Pape was appointed as our new Chief Financial Officer, Treasurer and Secretary.

Change in Fiscal Year

In connection with the Merger, the Company’s Board of Directors changed the Company’s fiscal year end from January 31 to December 31, effective immediately.  Accordingly, the Company will file its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with the SEC on or before March 31, 2013.  As the transition period covers one month or less, in accordance with the SEC’s transition report rules as set forth in Rule 13a-10, the Company need not file a separate transition report and this Quarterly Report on Form 10-Q contains the necessary financial information for the transition period.

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2012
(Unaudited)
Amended & Restated Articles of Incorporation

In connection with the Merger, the Company’s Board of Directors adopted Amended & Restated Articles of Incorporation of the Company, previously filed as Exhibit 3.1to the Company’s Current Report on Form 8-K filed on March 21, 2012.

Amended & Restated Bylaws

In connection with the Merger, the Company’s Board of Directors adopted Amended & Restated Bylaws of the Company, effective as of the Closing Date (the “New Bylaws”).  The following discussion briefly summarizes the significant differences between the previous Bylaws of the Company (the “Old Bylaws”) and the New Bylaws.

Annual and Special Meetings of Shareholders

The Old Bylaws provide that the annual meeting of shareholders shall be held on the first Tuesday of August of each year at 2:00 PM.  The New Bylaws provide that the Board of Directors shall determine the place and time of the annual meeting of shareholders in their sole discretion.  The Old Bylaws provide that special meetings of shareholders may only be called by the President or the Board of Directors or by one or more shareholders holding not less than 10% of the voting power of the Company.  The New Bylaws provide that special meetings of shareholders may be called by the President, Chief Executive Officer, Chairman of the Board, the Board of Directors or by one or more shareholders holding not less than 10% of the voting power of the outstanding shares entitled to vote.

Voting of Shares

The New Bylaws provide that the Company’s Secretary shall prepare, or cause to be prepared, at least eleven days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, and that such list shall be open to the examination of any shareholder during usual business hours at least ten days prior to the meeting.  In addition, the New Bylaws include qualification language regarding the rights of any one or more series of preferred stock voting separately by class or series, if any, with respect to the votes required at any shareholder meeting. The Old Bylaws did not contain either of the foregoing provisions regarding voting of shares.

Newly Created Directorships and Vacancies

The New Bylaws provide that whenever holders of any class or series of shares or group of classes or series of shares are entitled to elect one or more directors by the provisions of the Company’s amended and restated Articles of Incorporation, any vacancies in such directorships and any newly created directorships of such class, series or group to be filled by reason of an increase in the number of such directors may be filled only by (i) the affirmative vote of (A) a majority of the directors elected by such class, series or group, then in office or (B) the sole remaining director so elected or (ii) the vote of the holders of the outstanding shares of such class, series or group.  The Old Bylaws did not contain the foregoing provision.

Special Meetings of the Board of Directors

The Old Bylaws provide that special meetings of the Board of Directors may be called at any time by the President, by any Vice President or by any two directors.  The New Bylaws provide that special meeting of the Board of Directors may be called by the Chairman of the Board or the President, or by a majority of the directors then in office.

Uncertificated Shares

The New Bylaws include a provision that the Board of Directors may provide for the issuance of uncertificated shares, consistent with Section 78.235 of the Nevada Revised Statutes.  This provision will allow the Company to issue its authorized capital stock as uncertificated shares.  There will be no change to the Company’s capital stock as a result of its ability to issue uncertificated shares.  The Old Bylaws provide that a certificate or certificates for shares of the capital stock of the Company shall be issued to each shareholder when any such shares are fully paid up.  The Old Bylaws did not contain a provision relating to uncertificated shares.

ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2012
(Unaudited)
Indemnification

Although both the Old Bylaws and New Bylaws provide for the indemnification of directors or officers of the Company to the full extent permitted by law, the New Bylaws also provide additional detail with respect to the types of claims for which such individuals may be indemnified, exceptions to the Company’s indemnification requirements, expense reimbursement, determination that indemnification is proper, and insurance.
In addition, the New Bylaws update the form and certain immaterial content of the Old Bylaws and also include administrative and stylistic changes which have not been detailed herein.  The adoption of the New Bylaws will not alter the directors’ fiduciary obligations to the Company, and the Board believes the New Bylaws are in the best interests of the Company’s shareholders as they provide the Company with the flexibility necessary to carry out its business plan and attract strategic partners.

The discussion above is qualified in its entirety by reference to the full text of the New Bylaws filed as Exhibit 3.2(b) to the Current Report on Form 8-K filed on May 7, 2012, and incorporated herein by reference.

2012 Equity Incentive Plan

In connection with the Merger, the Company’s Board of Directors adopted the 2012 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 21, 2012.  In connection with the Merger, each outstanding option to purchase an Oryon unit will be exchanged for an option to purchase eight (8) shares of the Company’s common stock under the Company’s 2012 Equity Incentive Plan.  Immediately prior to Closing, there were 345,388 options to purchase Oryon units outstanding.  This will result in the issuance of options to purchase 2,763,104 shares of the Company’s common stock at prices ranging from $0.13 per share to $0.63 per share.

Dismissal of Independent Certifying Accountant

Effective May 4, 2012, Madsen & Associates CPA’s Inc. (“Madsen”) was dismissed as the Company’s independent registered public accounting firm.  Madsen’s report for the fiscal year ended January 31, 2012 was on the Company’s financial statements for the Company’s former operations prior to the reverse acquisition.  On May 4, 2012, the Company completed a reverse acquisition with Oryon, which became the operations of the Company and the accounting acquirer on a going forward basis.

The dismissal of Madsen as the independent registered public accounting firm was approved by the Company’s Audit Committee.

The reports of Madsen regarding the Company’s financial statements for the fiscal years ended January 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Madsen on the Company’s financial statements for fiscal years ended January 31, 2012 and 2011 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended January 31, 2012 and 2011, and during the period from January 31, 2012 to May 4, 2012, the date of dismissal, (i) there were no disagreements with Madsen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Madsen would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Madsen with a copy of the foregoing disclosures regarding their relationship with the Company and requested that Madsen furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter is filed as Exhibit 16.1 to the Current Report on Form 8-K filed May 7, 2012.

Engagement of Independent Certifying Accountant

Effective May 4, 2012, the Board of Directors of the Company engaged Montgomery, Coscia, Grelich LLP (“MCG”) as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2012.  MCG is the independent registered accounting firm for Oryon and its report on the financial statements of Oryon at December 31, 2011 and 2010 and for the two years in the period then ended are included in the Current Report on Form 8-K filed May 7, 2012, as Exhibit 99.1.

 ORYON TECHNOLOGIES, INC.
(Formerly Oryon Holdings, Inc.)
(Pre-Exploration Stage Company)
Notes to the Financial Statements
April 30, 2012
(Unaudited)

During each of the Company’s two most recent fiscal years and through the interim periods preceding the engagement of MCG, the Company (a) has not engaged MCG as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with MCG regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by MCG concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Oryon Technologies, Inc. (formerly Oryon Holdings, Inc.) (“we,” “us”, “our” or similar terms) was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties. However, as a result of the Merger with Oryon, which occurred subsequent to April 30, 2012, we ceased to explore mineral properties and became a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp. Our principal executive offices are located at 4251 Kellway Circle Addison, Texas 75001. Our phone number is (214) 267-1321.

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this quarterly report and the financial statements of Oryon including Oryon’s audited consolidated financial statements for the years ended December 31, 2011 and 2010 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 7, 2012 and Oryon’s unaudited consolidated financial statements for the quarters ended March 31, 2012 and 2011 filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A (Amendment No.1) filed on May 14, 2012. In addition to the historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Liquidity and Capital Resources

 The Company believes that its cash on hand and working capital will be sufficient to meet its anticipated cash requirements resulting from the Merger through 2012 provided that the additional financing of $500.0 thousand remaining under the Financing Agreement is successfully raised. Not including capital expenditures and costs directly related to revenues, monthly operating expenditures are expected to range between $125,000.00 and $150,000.00 per month.  Management anticipates that an additional $1,000,000 to $3,000,000 in excess of the financing provided by the Financing Agreement will be necessary to fund operations over the next twelve to twenty-four month period subsequent to the Closing Date. We do not currently have any material commitments for capital expenditures as of the end of the current period.

To meet our future objectives, we will need to meet our revenue objectives and sell additional equity and debt securities, which could result in dilution to current shareholders, or seek additional loans.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses.  In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts.  Our management anticipates that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations.  However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.  We anticipate continued and additional marketing, development and production expenses.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund marketing, development and production of our products.

There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.  Any failure to secure additional financing may force the Company to modify its business plan.  In addition, we cannot be assured of profitability in the future.

Results of Operations

We have not earned any revenues since inception in August 2007. We are in a start-up phase Company since we have no significant assets, tangible or intangible. However, Oryon has generated revenue from its operations prior to the Merger that will be reflected in our financial statements in future filings. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in August 2007 and Oryon has incurred net losses since inception of its operations in June 2004.

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected or could materially affect the amount of our reported income from operations.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Material Changes in Financial Condition and Results of Operations

At April 30, 2012, we had working capital of $565,061 compared to working capital of $165,061 at January 31, 2012. At April 30, 2012our total assets were $725,000 and January 31, 2012 our total assets were $325,000. We have not earned any revenue since inception.  However, Oryon has earned revenues that will be reflected in our historical financial statements in future filings.

We incurred no net loss or gain for the three months ended April 30, 2012. Although we incurred $89,154 in general and administrative expenses during the quarter ended April 30, 2012, the payment for such expenses was assumed by certain former directors and officers, resulting in an offsetting gain on the assignment of payables.

From inception to April 30, 2012, we have incurred losses of $169,939. The principal components of losses since inception were general and administrative expenses of $254,093, and an impairment loss related to the purchase of a mineral claim for $5,000, offset in part by the $89,154 gain on the assignment of payables during the three months ended April 30, 2012

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information is not applicable at this time.

ITEM 4.              CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are a mechanism to ensure objectives are achieved and are under the supervision of the Company’s management. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse. These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals." Internal controls are mechanisms that are there to help the Company manage risks to success.

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

As of April 30, 2012 (the “Evaluation Date”), the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded that, during the three months ended October 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management determined that there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              Through the closing of the Merger on May 4, 2012, the Company’s Audit Committee did not function as an Audit Committee should since there was a lack of independent directors on the Committee and the Board of Directors had not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties, which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedures manual that outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedures manual does not meet the requirements of the SEC or for good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management determined that the weaknesses identified above have not affected the financial results of the Company due to the Company’s operational and financial inactivity since inception. Effective as of the closing of the Merger on May 4, 2012, five new directors were elected to the Board of Directors as disclosed in the Company’s Form 8-K as filed on May 7, 2012. At the new Board’s first meeting on May 18, 2012, the three independent board members were elected to serve on the Audit Committee, including an identified “expert” on the Audit Committee to advise other members as to correct accounting and reporting procedures. Appointing independent members to the Audit Committee and using the services of an expert on the Audit Committee will greatly improve the overall performance of the Audit Committee.

The Company will endeavor to correct the other above noted weaknesses in internal control once it has adequate funds to do so. With the addition of the new board members in connection with the Merger and the planned increase in administrative staff, the segregation of duties issue will be addressed in part and internal control will be significantly improved. The Audit Committee appointed subsequent to the Closing of the Merger has directed management to develop a written policy manual outlining the duties of each of the officers and staff of the Company to facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There were no adverse changes in Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II  – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

There are no legal proceedings to which the Company or Oryon is a party nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A            RISK FACTORS

As a result of the Merger, on May 4, 2012, the Registrant ceased to be in the business of acquiring and developing mineral properties, as it had been since inception.  Although a mineral claim, with unknown reserves was acquired in August 2007, it was determined to be impaired in January 2008 and written off, and the Registrant had limited operations subsequently.  Effective on the Closing Date, the Registrant acquired the business and operations of Oryon, a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp. Accordingly, the risk factors noted below are related to the operations of the Registrant as it is presently constituted, subsequent to May 4, 2012.

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

Risks Relating to Our Company and Our Industry

Oryon has limited revenues and has incurred losses.

Oryon has limited revenues and we anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate additional revenue or receive additional investment to continue operations. In 2010 and 2011, Oryon had losses of approximately $1.5 million and $1.6 million, respectively.  Based on Oryon’s current business plan, Oryon anticipates that it will continue to incur losses through the year ending December 2012.

We operate a business that is highly speculative and may not generate any profit.

There can be no assurance that Oryon’s products will have commercial viability and/or that Oryon’s plan to develop and exploit Oryon’s technology is feasible.  Because of the numerous risks and uncertainties associated with developing and marketing new technologies, we are unable to predict the extent of any future profits, if at all.  We have financed operations and internal growth primarily through funding provided by limited investments in to date and funds generated from operations.  To date, we have devoted substantially all of our efforts to research and development, infrastructure building and initial marketing activities.  There is no guarantee the cost estimates used by us or the sales volumes projected are accurate and will be attained.  An inability to meet sales volumes as forecast or to achieve assumed cost figures could have a negative impact on our profitability, cash flow and survival.  Some of the initial sales volumes that we are projecting are expected to be in the apparel and gear areas.  These areas are highly volatile and sometimes affected by economic conditions beyond our control, which could impact planned sales volumes and could negatively impact our finances.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended December 31, 2011.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from limited revenues, equity and debt financings.  We currently do not have adequate capital or revenue to meet current or projected operating expenses.  We anticipate needing substantial additional capital in the near future to develop and market new products, services and technologies.  We currently do not have commitments for financing to meet our expected needs and we may not be able to obtain additional financing on terms acceptable to us, or at all.  Even if we obtain financing for our near term operations and product development, we expect that we will require additional capital beyond the near term.  If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt and could increase our expenses, and would be required to be repaid regardless of its operating results.  Moreover, we may issue equity securities in connection with such debt financing.  Equity financing, even if obtained, could result in ownership and economic dilution to our existing stockholders and/or require us to grant certain rights and preferences to new investors.  In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current operations.

We do not currently have credit facilities or arrangements in place as a source of funds and there can be no assurance that we will be able to raise sufficient additional capital or raise such capital on acceptable terms or raise such capital when we need it.  If such capital is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or stop the development of our products and/or cease our operations.

Substantially all of our assets secure outstanding Series C Convertible Notes.

We owe $2.7 million principal amount under our 5% Series C Convertible Notes (“Series C Notes”) due December 31, 2012.  The Series C Notes are secured by substantially all of the assets of Oryon, including all of Oryon’s patents and other intellectual property.  The Series C Notes convert to equity in the event that Oryon receives a qualified financing of at least $2 million.  In the event that Oryon does not receive a qualified financing and is unable to repay the Series C Notes (including accrued interest) by December 31, 2012, the holders of the Series C Notes may elect to foreclose on the assets of Oryon which could result in a sale of all of Oryon’s assets.  In such event, no assurance can be given that our assets could be sold for an amount that would be adequate to repay our debt or result in any net proceeds to our shareholders.

There is a risk of potential negative dilution if Series C Notes are converted or outstanding Company options and warrants are exercised.

At December 31, 2011, there were $1.0 million Series C-1, $1.1 million Series C-2 and $0.6 million Series C-3 Notes outstanding. The Series C Notes are convertible to Company common stock at the rate of $0.0625 (Series C-1 Notes), $0.1875 (Series C-2 Notes) or $0.15 (Series C-3 Notes) under certain conditions, as specified in the Notes.  As of the same date, there were outstanding 1,015,139 warrants to purchase 1,015,139 shares of Company stock at $0.31 per common share.  In addition, as of December 31, 2011, there were 295,388 options outstanding exercisable at prices ranging from $0.13 per common share to $0.63 per common share.  As such, in the event all or some of the foregoing notes, options and warrants are converted or exercised, as applicable, substantial dilution to our existing stockholders may occur.

If our products or technology do not gain market acceptance, we may not be able to fund future operations.

There can be no assurance that our products or technology will have commercial viability and/or that our plan to develop and exploit our technology is feasible.  A number of factors may affect the market acceptance of our products, including, among others, the perception by consumers of the effectiveness of our products, our ability to fund our sales and marketing efforts, and the effectiveness of our sales and marketing efforts. If our products do not gain acceptance by consumers, we may not be able to fund future operations, including the development of new products, and/or our sales and marketing efforts for our current products, which inability would have a material adverse effect on our business, financial condition and operating results.

If we underestimate our operating expenses, we may not be able to fund future operations.

To date, we have devoted substantially all of our efforts to research and development, infrastructure building and initial marketing activities.  There is no guarantee that our cost estimates or projected sales volumes are accurate and will be attained.  An inability to meet sales volumes as forecast or to achieve assumed cost figures could have a negative impact on our profitability, cash flow and survival.

We expect our operating expenses to increase in connection with the continued development of our products and technology and expansion of our marketing activities.  We may also incur costs and expenses that are unexpected, in excess of amounts anticipated or are otherwise not contemplated or provided for in connection with our business plan.  If these or other costs or expenses are incurred, it could have a material adverse effect on our financial performance.

Any failure to adequately establish outsourcing capabilities and an internal and distributor sales force will impede our growth.

We require adequate arrangements with third party outsourcing sources to manufacture our products.  Any failure to enter into and maintain such arrangements would adversely affect our growth.  In addition, we expect to be substantially dependent on an internal and distributor sales force to attract new consumers of our products and technology. We believe that there may be significant competition for qualified, productive sales personnel and distributors who have the skills and technical knowledge necessary to promote and sell our products and technology. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in establishing our sales network. If we are unable to develop an efficient sales network, it will make our growth more difficult and our business could suffer.

Our failure to accurately estimate demand for our products and technology could adversely affect our business and financial results.

We may not accurately estimate demand for our products and technology. Our ability to estimate the overall demand for our products and technology is imprecise and may be less precise in certain markets. If we materially underestimate demand for our products and technology we might not be able to satisfy demand on a short-term basis.  Moreover, industry-wide shortages of certain electronic and lighting components, parts or raw materials have been, and could, from time to time in the future, be experienced. Such shortages could interfere with and/or delay production of our products by our customers and could have a material adverse effect on our business and financial results.

Changes in consumer preferences may reduce demand for our products and technology.

Our future success will depend upon our ability to develop and introduce different and innovative lighting solutions and applications for Elastolite. In order to develop our market share, the impact of our products must address a consumer need and then meet that need in the areas of quality and derived benefits. There can be no assurance of our ability to meet that need and there is no assurance that consumers will purchase our products. Additionally, our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins which would adversely affect our results of operations. Product lifecycles for some consumer electronic products in which our products may be used may be limited to a few years before consumers’ preferences change. There can be no assurance that our products will become or remain profitable for us. Our industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product initiatives. We also may be unable to penetrate new markets. If we are unable to address any or all of these issues, it may affect our ability to produce revenues and our business, financial condition and results of operations will be adversely affected.

If we are unable to develop and establish brand image or product quality, or if we encounter product recalls, our business may suffer.

Our success depends on our ability to develop and establish brand image for our products, lighting solutions and applications for Elastolite. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image or consumer preferences. Product quality issues, real or imagined, or allegations of product defects, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely.  Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance. While we do not expect to have any credible product liability litigation, there is no assurance that we will not experience such litigation in the future. In the event we do experience product liability claims or a product recall, our financial condition and business operations could be materially adversely effected.

We may acquire or make investments in companies or technologies that could cause loss of value to our stockholders and disruption of our business.

Subject to our capital constraints, we intend to continue to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

·	Failure to integrate the acquired assets and/or companies with our current business;
·	The price we pay may exceed the value we eventually realize;
·	Loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;
·	Potential loss of key employees from either our current business or the acquired business;
·	Entering into markets in which we have little or no prior experience;
·	Diversion of management’s attention from other business concerns;
·	Assumption of unanticipated liabilities related to the acquired assets; and
·
The business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are subject to.

If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

Our industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

·	Effectively using and integrating new technologies;
·	Continuing to develop our technical expertise;
·	Enhancing our engineering and system design services;
·	Developing services that meet changing customer needs;
·	Advertising and marketing our services; and
·	Influencing and responding to emerging industry standards and other changes.

An interruption in the supply of products and services that we obtain from third parties could cause a decline in sales of our products.

In designing, developing and supporting our products, lighting solutions and applications for Elastolite, we rely on many third party providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. If our liquidity deteriorates, our vendors may tighten our credit, making it more difficult for us to obtain suppliers on terms satisfactory to us. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

Growth of internal operations and business may strain our financial resources.

We intend to significantly expand the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

·	The need for continued development of our financial and information management systems;
·	The need to manage strategic relationships and agreements with manufacturers, suppliers and distributors; and
·	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

Current global economic conditions may adversely affect our industry, business and result of operations.

The recent disruptions in the current global credit and financial markets has included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, manufacturers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Significant changes in government regulation may hinder sales.

The production, distribution, sale and marketing of our products and technology are subject to the rules and regulations of various federal, state and local agencies, various environmental statutes, and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, and advertising of or pertaining to our products and technology. New statutes and regulations may also be instituted in the future. Compliance with applicable federal and state regulations is crucial to our success. Although we believe that we are in compliance with applicable regulations, should the federal government or any state in which we operate amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. Such regulations could require the reformulation of certain products to meet new standards, market withdrawal or discontinuation of certain products we are unable to redesign or reformulate, imposition of additional record keeping requirements and expanded documentation regarding the properties of certain products.  Failure to comply with applicable requirements could result in sanctions being imposed on us or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution. Further, if a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be required to have the packaging of our products changed which may adversely affecting our financial condition and operations. We are also unable to predict whether or to what extent a warning under any of applicable statute would have an impact on costs or sales of our products.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. Currently, and going forward, we expect to rely on a combination of U.S. and foreign patents, trademarks, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights.  The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available.  There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources.  We rely in part on our currently issued patents to support competitive position.  There can be no assurance that some of our patents will not be challenged at a later date.  There can be no guarantee that we will be successful in obtaining additional patents that we may need at a later date to support certain growth initiatives.  Our ability to defend our patents, if they are challenged, or the inability to obtain certain patents in the future, could have a Material Adverse Effect in future periods.  If we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.  In addition, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

The intellectual property to support our intermediate and long-term growth plans continues to be developed and there can be no assurance that we will complete such process.  The addition of intellectual property to support this growth is particularly dependent on the continued services of our technology team and its ability to develop additional technologies to support such growth plans.  If we do not have the financial resources to develop the intellectual property to fully support these growth plans, our ability to develop future products and refinement of current products could be negatively impacted.

We may also need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

Assertions against us by third parties for infringement of their intellectual property rights could result in significant costs and cause our operating results to suffer.

The electronic and alternative lighting industries are characterized by vigorous protection and pursuit of intellectual property rights and positions, which results in protracted and expensive litigation for many companies. Other companies with greater financial and other resources than us have gone out of business from costs related to patent litigation and from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and be sued for patent infringement or infringement of another party’s intellectual property or proprietary rights.  If we or our products are found to infringe the intellectual property or proprietary rights of others, we may have to pay significant damages or be prevented from making, using, selling, offering for sale or importing such products or services or from practicing methods that employ such intellectual property or proprietary rights.

Further, we may receive notices of infringement of third-party intellectual property rights. Specifically, we may receive claims from various industry participants alleging infringement of their patents, trade secrets or other intellectual property rights in the future. Any lawsuit resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

·	stop selling products or using technology or manufacturing processes that contain the allegedly infringing intellectual property;
·	pay damages to the party claiming infringement;
·	attempt to obtain a license for the relevant intellectual property, which may not be available on commercially reasonable terms or at all; and
·	attempt to redesign those products that contain the allegedly infringing intellectual property with non-infringing intellectual property, which may not be possible.

The outcome of a dispute may result in our need to develop non-infringing technology or enter into royalty or licensing agreements. We may agree to indemnify certain customers for certain claims of infringement arising out of the sale of our products. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

We face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

There are many companies who do or will compete directly with our current and planned products, technology and services.  These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.  Our inability to compete effectively with larger companies could have a Material Adverse Effect on our business activities, financial condition and results of operations.

If we are unable to attract, train and retain marketing, technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain marketing, technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in our chosen industries, are vital to our success. There is substantial competition for qualified marketing, technical and financial personnel, and there can be no assurance that we will be able to attract or retain our marketing, technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers.  In particular, our performance depends, in large part, upon our officers and their existing relationships in the industry.  We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

We are subject to manufacturing risks.

We intend to use contract manufacturers for a majority of our production volumes.  There can be no assurance that contract arrangements will be finalized or maintained at cost levels that will insure that we achieve the necessary gross margin to attain profitability.  Any interruption in the manufacturing capacity or production of contract manufacturers would impact their ability to complete orders under contract terms or accept new orders and could have a negative impact on our sales and financial viability.

We are subject to production risks.

Some of our products and technology have not undergone extensive field and consumer testing.  If failure of our products or technology should occur, we could be subject to warranty claims and other liabilities which could have a negative effect on our financial stability and further negatively affect both current and future sales. Certain of our important raw materials are available or obtained from a limited number of suppliers at the current time.  Should one of these suppliers discontinue its production or distribution of these materials, unless we have developed additional suppliers in the interim, the result would have a materially adverse impact on us and could result in our production being suspended until an acceptable substitute could be found.

We are subject to potential technological obsolesce.

Our success is based on our ability to capitalize on our core patents and intellectual property in the marketplace and continue, through research and development, to develop improved technology.  Other companies may develop technology that leapfrogs our existing technology thereby making our technology obsolete.  Advancements could materially adversely affect our growth and future business.

We are subject to marketing risks.

The markets that we targeted as immediately viable are subject to changing consumer trends and personal taste and could be impacted by factors outside our control.  Any economic factors which impact our markets could have a negative impact on us and our financial performance.  Certain of the markets that we have targeted are classified as “high tech” and as such are subject to rapid technological advancements as well as high barriers such as cost, vendor status, criteria and time constraints.  If any of these markets are subject to adverse economic conditions or experience an economic downturn, we could be negatively impacted.

After we introduce some of our products to the market, it is expected that we will attract an increased level of competition from companies that make products that are similar to our product.  Any increased level of competition from other companies in the areas that we have targeted could lead to lower margins than projected and have a negative impact on us.  We have made assumptions on the timing and cycles to market that, if in error, could adversely impact future revenue and cash flow.

Our products are subject to government regulations and customer requirements regarding safety matters that may require significant expenditures by us to ensure compliance.

Our products (and certain uses of our products) may be subject to governmental regulations for compliance with applicable safety standards.  Any failure to comply with such standards could subject us to both governmental fines as well as possible claims by consumers.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with, existing and future requirements could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board.  These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  In particular, under SEC rules, we are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules and regulations is expected to be substantial.  We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

We are subject to certain risks arising in connection with the Merger.

Pursuant to the Merger, we undertook certain commitments to Oryon to provide capital to fund Oryon’s operations and other commitments.  In the event that we fail to raise the aggregate amount of capital of $2 million during the time period as provided in the Merger Agreement, we will be required to issue additional shares of common stock (the “Contingent Shares”) to the stockholders of the Company in order to adjust the outstanding ownership of the Company to give effect to the Company’s inability to fully fund its capital commitment to Oryon.  If the Company is required to issue such Contingent Shares, this would result in a corresponding dilution of our current shareholders’ ownership interest in the Company.

Risks Relating to our Common Stock and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Our board of directors does not intend to declare or pay any dividends to our stockholders in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant.  There is no plan to pay dividends in the foreseeable future, and if dividends are paid, there can be no assurance with respect to the amount of any such dividend.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders and/or have rights and preferences greater than our common stock.

Pursuant to our Articles of Incorporation, we currently have 600,000,000 shares of common stock authorized and 50,000,000 shares of preferred stock authorized.  At the closing of the Merger, we will have 32,702,121 shares of common stock issued and outstanding and up to an additional 222,190,934 shares issuable upon conversion of the Series C Notes, exercise of outstanding options and warrants and issuance of Contingent Shares.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which, if issued, could cause substantial dilution to our existing stockholders.  In addition, we may elect to issue preferred stock or other securities in the future having rights and preferences greater to our common stock.  Our Articles of Incorporation provide that the Board may designate the rights and preferences of preferred stock without a vote by the shareholders.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is not listed on any stock exchange.  Although our common stock is quoted on the OTCQB, there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTCQB. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Merger, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which the Company’s Current Report on Form 8-K is filed with the Commission reflecting the Company’s status as a non-”shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of the Company’s Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144.  As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse mergers to list on an exchange may limit our ability to become listed on an exchange.  We would be considered a reverse merger company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financials.  We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list.  We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information.  Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future.  In order for the minimum stock price requirement to not apply, we must satisfy the one year trading requirement and file at least four (4) annual reports with the SEC after the Merger.  To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As more fully described above, in connection with the Merger, on the Closing Date, we issued a total of 16,502,121 shares of our common stock to the Oryon members.

Warrants for 8,121,112 shares of common stock, with an exercise price of $0.31 per share will be issued in connection with the Closing in exchange for all Oryon warrants outstanding immediately prior to the Closing.

In addition, at Closing there were outstanding Series A Warrants with the right to purchase 1,450,000 shares of Company common stock, each with an exercise price of $0.75 per share, related to the $725,000 portion of the financing as contemplated in the Merger Agreement that was completed as of the Closing.

In connection with the Merger, each outstanding option to purchase an Oryon unit will be exchanged for an option to purchase eight (8) shares of the Company’s common stock under the Company’s 2012 Equity Incentive Plan.  Immediately prior to Closing, there were 345,388 options to purchase Oryon units outstanding.  This will result in the issuance of options to purchase 2,763,104 shares of the Company’s common stock at prices ranging from $0.13 per share to $0.63 per share.

Reference is made to the disclosures set forth under Item 2.01 of the Company’s Current Report on Form 8-K filed on May 7, 2012, which disclosures are incorporated herein by reference.

The issuance of the common stock, warrants, and options to the Oryon members and Oryon Note Holders pursuant to the Merger Agreement, and the issuance of Series A Warrants, was exempt from registration in reliance upon Regulation D and/or Regulation S of the Securities Act as the investors are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act and in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), such determination based upon representations made by such investors.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.               MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.               OTHER INFORMATION

Not applicable

ITEM 6.                EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
2.1	Agreement & Plan of Merger dated March 9, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-Kfile on March 14, 2012).
3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2010).
3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 28, 2011).
3.1(d)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on December 21, 2011).
3.1(e)	Amended & Restated Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2012).
3.2(a)	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2008, Registration No. 333-151269).
3.2(b)	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2012).
10.1	Letter of Intent by and between the Registrant and OryonTechnologies, LLC, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.2	Promissory Note by and between the Registrant and OryonTechnologies, LLC, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.3	Financing Agreement by and between the Registrant and Maxum Overseas Fund, dated October 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).
10.4
Form of Series A Warrant (incorporated by reference to Exhibit B-2 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012).

10.5
Form of Series C Warrant (incorporated by reference to Exhibit B-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012).

10.6	Form of Securities Purchase Agreement and Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2012).
10.7
Form of Indemnification Agreement for Directors of Oryon Holding, Inc. (incorporated by reference to Exhibit G-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012).

10.8	Resignation and Release – Rizalyn Cabrillas (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2012).
10.9	Resignation and Release – Crystal Coranes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2012).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1
Audited Consolidated Financial Statements of OryonTechnologies, LLC for the years ended December 31, 2011 and 2010 (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on May 7, 2012)

99.2
Unaudited Consolidated Financial Statements of OryonTechnologies, LLC for the quarters ended March 31, 2012 and 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Amendment No. 1, filed on May 14, 2012)

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

ORYON TECHNOLOGIES, INC.
(Registrant)

Date: June 14, 2012	/s/ Thomas P. Schaeffer
Chief Executive Officer and Director

Date: June 14, 2012	/s/ Mark Pape
Chief Financial Officer, Chief Accounting Officer, Secretary and Director