Form 10-Q
period 2012-06-30
Oryon Technologies, Inc.
filed 2012-08-09
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 001-34212

ORYON TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2626737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4251 Kellway Circle, Addison, Texas 75001

(Address of principal executive offices)

(214) 267-1321

(Registrant’s telephone number, including area code)

Former Fiscal Year End: January 31

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2012, there were 34,502,121 shares of common stock, par value $0.001 per share, outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Oryon Technologies, Inc. (the “Company”, “Oryon” or the “Registrant”) at June 30, 2012 (with comparative figures at December 31, 2011), the consolidated statements of operations for the quarters and six month periods ended June 30, 2012 and 2011, the consolidated statements of cash flows for the six month periods ended June 30, 2012 and 2011, and the consolidated statement of changes in stockholders’ equity (deficit) for the six month periods ended June 30, 2012 and 2011, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included and all such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto filed with our Current Report on Form 8-K, as amended, dated May 4, 2012.

On October 24, 2011, the Company entered into a binding letter of intent (“LOI”) with OryonTechnologies, LLC (“OTLLC”) in connection with a proposed reverse acquisition transaction (the “Merger”) between the Company and OTLLC whereby OTLLC agreed to merge with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”) in exchange for the issuance to the members of OTLLC of eight (8) shares of the Company’s common stock for each outstanding membership unit of OTLLC. In accordance with the terms of the LOI, the terms and conditions of the Merger were to be set forth in a formal definitive agreement. To that end, on March 9, 2012, the Company entered into an agreement and plan of merger by and between the Company, OTLLC and Merger Sub (the “Merger Agreement”). Upon the closing of the Merger (the “Closing”) on May 4, 2012 (the “Closing Date”), OTLLC became a wholly-owned subsidiary of the Company pursuant to the Merger Agreement, and the Company issued 16,502,121 shares of common stock to the members of OTLLC in exchange for the then outstanding 2,062,765.12 membership units of OTLLC. In addition, OTLLC had outstanding equity equivalents, consisting of convertible notes payable, accrued interest on the notes payable, warrants and unit options, that by their terms required the Company to be prepared to issue common stock in an amount equal to the number of shares (at the 8 to 1 ratio) that would have been issuable at the Closing Date to holders of all of the equity equivalents if they had been converted to membership units before the Closing.

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP. In conjunction with the Merger, OTLLC assumed no liabilities from the Company and all members of the Company’s executive management are from OTLLC. OTLLC is deemed to be the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of OTLLC and are recorded at the historical cost basis of OTLLC, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and OTLLC, historical operations of OTLLC and operations of the Company from the Closing Date. Membership units and the corresponding capital amounts of OTLLC pre-Merger have been retroactively restated as shares of common stock reflecting the eight (8) to one exchange ratio in the Merger. All references in this document to equity securities and all equity related historical financial measurements, including weighted average shares outstanding, earnings per share, par value of common stock, additional paid in capital, option exercise prices and warrant exercise prices, have been retroactively restated to reflect the Merger exchange ratio.

Operating results for the interim periods presented herein are not necessarily indicative of the results that can be expected for the entire fiscal year.

ORYON TECHNOLOGIES, INC.

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$468,420	$86,685
Accounts Receivable, net of allowance for doubtful accounts of $0 and $19,740, respectively	2,668	1,106
Inventory (see note 2)	85,587	75,768
Other	3,182	6,964

Total current assets	559,857	170,523

PROPERTY AND EQUIPMENT, NET (see note 3)	22,030	27,826

INTANGIBLE ASSETS, NET (see note 4)	149,278	160,819

OTHER LONG-TERM ASSETS (see note 5)	20,832	20,832

TOTAL ASSETS	$751,997	$380,000

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$296,549	$324,027
Accrued interest on notes payable (see note 9)	204,195	139,727
Deferred compensation (see note 6)	216,799	166,465
Other short-term debt (see note 7)	417,752	739,824
Other current liabilities (see note 8)	18,672	24,760
Due to affiliates	14,487	14,487

Total current liabilities	1,168,454	1,409,290

NOTES PAYABLE, NET (see note 9)	1,765,895	1,649,874

Total liabilities	2,934,349	3,059,164

EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 600,000,000 authorized, 34,502,121 and 16,502,121 issued and outstanding, respectively (see note 13)	34,502	16,502
Paid in capital (see note 13)	6,936,360	5,365,181
Foreign currency translation adjustment	12,260	12,119
Accumulated deficit	(9,160,780)	(8,069,326)
Non-controlling interest	(4,694)	(3,640)

Total equity (deficit)	(2,182,352)	(2,679,164)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$751,997	$380,000

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the quarters and six month periods ended June 30, 2012 and 2011

(Unaudited)

	For the quarter ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
REVENUES
Product sales	$5,698	$6,242	$33,010	$65,392
Cost of goods sold	(3,551)	(839)	(23,128)	(31,074)

Gross profit	2,147	5,404	9,882	34,318
Royalty and license fees	—	—	—	303
Other	—	26,264	—	36,014

Total revenues	2,147	31,668	9,882	70,635
OPERATING EXPENSES
Applications development
Wages	48,547	60,691	98,680	125,660
Payroll taxes and benefits	11,855	11,904	18,959	23,660
Materials, equipment, services	20,714	33,093	26,341	73,321
Office and overhead	3,037	1,200	3,463	13,591
Travel and entertainment	—	35	—	3,245

Total applications development expenses	84,153	106,923	147,443	239,477
Sales and Marketing
Wages	18,000	8,642	30,000	35,642
Payroll taxes and benefits	1,377	7,687	2,295	14,815
Overhead	6,732	242	10,141	639
Outside services	20,000	—	20,000	3,420
Travel and entertainment	8,231	50	13,189	1,071

Total sales and marketing expenses	54,340	16,621	75,625	55,587
General and Administrative
Wages	83,532	73,167	199,394	143,986
Payroll taxes and benefits	81,706	14,141	86,993	27,368
Overhead	51,117	50,467	86,392	93,238
Outside services	220,312	114,500	277,040	194,481
Travel and entertainment	715	2,178	2,302	16,422

Total general and administrative expenses	437,382	254,453	652,121	475,496
Depreciation and Amortization	10,308	13,829	24,137	31,196

Total loss from operations	(584,036)	(360,159)	(889,444)	(731,122)

OTHER INCOME (EXPENSE)
Interest income	—	2	522	8
Interest expense	(97,607)	(57,289)	(188,365)	(103,723)
Other income (expense)	(1,052)	1,760	(5,221)	62,926

Total other income (expense)	(98,659)	(55,527)	(193,064)	(40,789)

NET LOSS BEFORE TAX	(682,695)	(415,686)	(1,082,508)	(771,911)

INCOME TAX (see note 12)	—	—	—	—

NET LOSS AFTER TAX	(682,695)	(415,686)	(1,082,508)	(771,911)

INCOME (LOSS) ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	—	1,760	1,054	1,172

NET LOSS ATTRIBUTABLE

TO SHAREHOLDERS	$(682,695)	$(413,926)	$(1,081,454)	$(770,738)

Loss per share: basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.05)
Weighted average shares outstanding	27,616,956	14,870,543	22,059,539	14,849,560

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the six month periods ended June 30, 2012 and 2011

(Unaudited)

					Accumulated Other Comprehensive

		Common Stock,		Non-Controlling		Accumulated
	Shares	$0.001 par value	Paid in Capital	Interest	Income (Loss)	Deficit	Total
Balances at December 31, 2010	13,930,288	$13,930	$5,022,566	$(2,312)	$17,516	$(6,421,740)	$(1,370,040)

Operating Results for the quarter ended March 31, 2011				588		(356,813)	(356,225)
Stock-based compensation expense			5,629				5,629
Issuance of warrants			2,050				2,050
Issuance of membership units in lieu of cash payments (see note 13)	898,056	898	111,359				112,257

Balances at March 31, 2011	14,828,344	$14,828	$5,141,604	$(1,724)	$17,516	$(6,778,553)	$(1,606,329)

Operating Results for the quarter ended June 30, 2011				(1,760)		(413,926)	(415,686)
Stock-based compensation expense			5,210				5,210
Issuance of warrants			762				762
Issuance of membership units in lieu of cash payments (see note 13)	80,000	80	9,920				10,000

Balances at June 30, 2011	14,908,344	$14,908	$5,157,496	$(3,484)	$17,516	$(7,192,478)	$(2,006,043)

Balances at December 31, 2011	16,502,121	$16,502	$5,365,181	$(3,640)	$12,119	$(8,069,326)	$(2,679,164)

Operating Results for the quarter ended March 31, 2012				(1,054)		(398,759)	(399,813)
Stock-based compensation expense			6,107				6,107

Balances at March 31, 2012	16,502,121	$16,502	$5,371,288	$(4,694)	$12,119	$(8,468,085)	$(3,072,870)

Operating Results for the quarter ended June 30, 2012				—		(682,695)	(682,695)
Foreign currency translation adjustment					141		141
Issuance of common stock, financing transactions, pre-merger	1,450,000	1,450	723,550				725,000
Merger consideration-pre-existing shareholders	15,000,000	15,000	(15,000)				—
Merger partner capital accounts			10,000			(10,000)	—
Issuance of common stock, financing transactions, post-merger	1,550,000	1,550	773,450				775,000
Stock-based compensation expense			73,072				73,072

Balances at June 30, 2012	34,502,121	$34,502	$6,936,360	$(4,694)	$12,260	$(9,160,780)	$(2,182,352)

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the six month periods ended June 30, 2012 and 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,081,454)	$(770,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense on short-term notes	13,928	—
Noncash interest expense on notes payable	64,468	61,462
Noncash interest expense on warrants related to convertible notes	9,599	9,033
Noncash interest expense—beneficial conversion feature	99,825	33,229
Non-controlling interest	(1,054)	(1,172)
Stock-based compensation expense	79,179	10,838
Issuance of membership units in lieu of cash payment (see note 10)	—	122,257
Issuance of convertible notes in lieu of rent	6,597	—
Depreciation and amortization	24,137	31,195
Changes in operating assets and liabilities:
Accounts receivable—decrease (increase)	(1,562)	(19,413)
Inventory—decrease (increase)	(9,819)	3,139
Other current assets—decrease (increase)	3,782	74,977
Due from affiliates—decrease (increase)	—	—
Other long-term assets—decrease (increase)	—	7,659
Accounts payable—increase (decrease)	(27,478)	177,999
Deferred compensation—increase (decrease)	50,334	16,154
Other current liabilities—increase (decrease)	(6,088)	227,180
Due to affiliates—increase (decrease)	—	(287)

Net cash used in operating activities	(775,606)	(16,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,800)	—

Net cash flows used in investing activities	(6,800)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	75,000
Proceeds from issuance of short-term notes payable	—	80,000
Repayment of short-term notes payable	(11,000)	—
Proceeds from issuance of equity	1,175,000	—
Issuance of noncash warrants other than convertible notes related	—	2,812

Net cash provided by financing activities	1,164,000	157,812

Effect of exchange rates on changes in cash	141	—

Net increase (decrease) in cash and cash equivalents	381,735	141,323

Cash and cash equivalents, beginning of period	86,685	144,787

Cash and cash equivalents, end of period	$468,420	$286,110

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Debt converted to equity	$325,000	$—

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

June 30, 2012

(Unaudited)

Organization and Basis of Presentation

OryonTechnologies, Inc. (“Oryon” or the “Company”) has only one direct subsidiary, OryonTechnologies, LLC, a Texas limited liability company (“OTLLC”), that is the parent of three wholly-owned companies: OryonTechnologies Licensing, LLC (“OTLIC”), OryonTechnologiesDevelopment, LLC (“OTD”), and OryonTechnologies International Pte. Ltd. (“OTI”). OTLIC and OTD are also Texas limited liability companies. OTI is a Singapore-based corporation. Operations at OTI were suspended in May 2009 and OTI is inactive. OTI originally owned 51% of Oryon-Asia Pacific Safety, Limited (“OAPS”), which was formed in December 2006 as a Hong Kong limited company. During 2011, the 51% ownership was transferred to OTLLC. The other 49% of OAPS is owned by two non-affiliated individuals. Operations of OAPS were suspended in February 2011 and OAPS is inactive. OTLLC is a developer of a patented electroluminescent (“EL”) lighting technology, trademarked as Elastolite®, which enables thin, flexible, crushable, water-resistant lighting systems to be incorporated into multiple applications such as safety apparel, sporting goods, consumer goods and membrane switches, among others.

The accompanying unaudited financial statements of Oryon have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

These financial statements have been prepared in accordance with GAAP applicable to a going concern, which assume that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2012, the Company had cash of $468,420 but had not yet achieved profitable operations, has accumulated losses of $9,160,780 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and equity placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto filed with our Current Report on Form 8-K, as amended, dated May 4, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Corporate History and the Merger

The Company was incorporated under the laws of the State of Nevada on August 22, 2007 with the name “Eaglecrest Resources, Inc.” and 100,000,000 authorized common shares with a par value of $0.001. On August 6, 2010, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, par value of $0.006 per share. On November 4, 2011, the Company amended its Articles of Incorporation to decrease the par value of its common stock from $0.006 to $0.001 per share. On November 25, 2011, the Company amended its Articles of Incorporation to change its name from “Eaglecrest Resources, Inc.” to “Oryon Holdings, Inc.” On May 5, 2012, the Company amended its Articles of Incorporation to change its name from “Oryon Holdings, Inc.” to “Oryon Technologies, Inc.”

The Company was organized for the purpose of acquiring and developing mineral properties. A mineral claim, with unknown reserves, was acquired in August 2007, became impaired in January 2008 and was written off, and the Company had limited operations subsequently. The Company never established the existence of a commercially minable ore deposit and therefore did not reach the exploration stage.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

On October 24, 2011, the Company entered into a binding letter of intent (“LOI”) with OTLLC in connection with a proposed reverse acquisition transaction (the “Merger”) between the Company and OTLLC whereby OTLLC agreed to merge with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), in exchange for the issuance to the members of OTLLC of eight (8) shares of the Company’s common stock for each outstanding membership unit of OTLLC, which was equal to a total of 16,502,121 shares (assuming that none of OTLLC’s existing Series C Notes were converted before the closing of the Merger).

In accordance with the terms of the LOI, the terms and conditions of the Merger were thereafter set forth in a formal definitive agreement. To that end, on March 9, 2012, the Company entered into an agreement and plan of merger by and between the Company, OTLLC and Merger Sub (the “Merger Agreement”). Upon the closing of the Merger on May 4, 2012 (the “Closing Date”), OTLLC became a wholly-owned subsidiary of the Company, the Company issued 16,502,121 shares of common stock to the members of OTLLC and the promissory notes receivable from OTLLC became intercompany obligations within the corporate group (and have been cancelled).

As a result of the Merger, the OTLLC members acquired the majority of the Company’s issued and outstanding common stock, OTLLC became our wholly-owned subsidiary, and the Company acquired the business and operations of OTLLC. In conjunction with the Merger, OTLLC assumed no liabilities from the Company and all members of the Company’s executive management are from OTLLC. The Company filed a Current Report on Form 8-K, as amended, dated May 4, 2012, describing the Merger and providing information concerning OTLLC.

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP. OTLLC is deemed to be the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of OTLLC and are recorded at the historical cost basis of OTLLC, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and OTLLC, historical operations of OTLLC and operations of the Company from the Closing Date. Membership units and the corresponding capital amounts of OTLLC pre-Merger have been retroactively restated as shares of common stock reflecting the eight (8) to one exchange ratio of the Merger. All references in the financial statements and notes thereto to equity securities and all equity related historical financial measurements including weighted average shares outstanding, earnings per share, par value of common stock, additional paid in capital, option exercise prices and warrant exercise prices have been retroactively restated to reflect the Merger exchange ratio.

The Company’s common stock is quoted on the OTCQB tier of the U.S. OTC Market under the symbol ORYN.

1.	Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company uses the accrual method of accounting and all amounts are denominated in United States dollars. The accounts for OTI, which are maintained in Singapore dollars, have been converted from Singapore dollars to United States dollars at historical exchange rates.

All significant intercompany accounts and transactions have been eliminated in the consolidation. “Due to affiliates” represents amounts due to entities that own equity or indebtedness of the Company or a subsidiary but that are not part of the consolidated company presented herein.

Revenue Recognition

The Company recognizes revenue from products when the goods are shipped pursuant to a customer’s purchase order. Revenue from royalties is recorded in the period in which the sales of the underlying products are made. Revenue from license fees is recognized in the period in which they are due and payable.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets, among other effects.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

Significant estimates include the carrying value of intangible assets and the value of equity instruments, including convertible notes, stock options, warrants, and membership units issued in lieu of cash.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at fair value, do not bear interest, and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company does not require collateral.

Concentrations of Credit Risk

Certain balance sheet items that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with accounts receivable are generally mitigated by the size of the Company’s customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

Inventory

Inventory is carried at the lower of cost or market. A physical inventory count is taken at the end of each calendar quarter and the accounting records are adjusted to match the physical inventory.

Property and Equipment

Property, equipment, computer hardware and software, and leasehold improvements are carried at historical cost. Expenditures are capitalized only if the cost of the individual asset exceeds $1,200 and the asset is expected to have a business use for greater than 12 months.

Depreciation is calculated on a straight line basis over the estimated useful life of the property acquired. Equipment and furniture is depreciated over 60 months. Computer software and hardware is depreciated over 36 months. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.

Inter-company transfers of assets are recorded at depreciated cost, with no change in estimated life or monthly depreciation.

Research and Development

The Company expenses all costs associated with the development of applications for the Company’s technology as the costs are incurred.

Intangible Assets

Amortization is computed based on the straight line method over the life of the patent, which is 180 months beginning with the month when the patent is granted. The amortization is based on the historical cost of each individual patent. Costs incurred to renew or extend the terms of patents are expensed as incurred.

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and records an impairment loss equal to any excess.

Income Taxes

OTI and OAPS are not consolidated into the Company for purposes of United States tax filings and computations. OTLLC, OTD and OTLIC are limited liability companies and, as such, do not pay federal or state income taxes. Accordingly, no taxes have been accrued on the Company’s records.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

Stock-Based Compensation

The Company utilizes equity based awards as a form of compensation for employees, officers and managers. The Company records compensation expense for all awards granted. After assessing alternative valuation models and amortization methods, the Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Leases

The Company leases office facilities under a non-cancelable operating lease. The Company recognizes rent on a straight-line basis over the lease term.

2.	Inventory

Inventory consists of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$83,956	$73,501
Work in process	—	—
Finished goods	1,631	2,267

Total Inventory	$85,587	$75,768

3.	Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2012	2011
Leasehold improvements	$7,279	$7,279
Furniture and equipment	191,765	184,965

Property and equipment, gross	199,044	192,244
Accumulated depreciation	(177,014)	(164,418)

Net property and equipment	$22,030	$27,826

Depreciation expense was $4,538 and $8,059 for the three month periods ended June 30, 2012 and 2011, respectively, and $12,596 and $19,656 for the six month periods ended June 30, 2012 and 2011, respectively.

4.	Intangible Assets

As of June 30, 2012 and December 31, 2011, the Company’s only intangible assets consisted of patents with a gross carrying cost of $320,795 and accumulated amortization of $171,517 and $159,976, respectively. The remaining weighted average amortization period was 8.6 years at December 31, 2011. The estimated aggregate amortization expense in each of the years ending December 31, 2012 through December 31, 2015, is $23,084 per year.

The balances as of June 30, 2012, including intangible assets and accumulated amortization, are detailed as follows:

As of June 30, 2012
	Amortization	Gross Carrying	Accumulated
Finite-Lived Intangible Assets	Period (Years)	Amount	Amortization	Net
Patents	15	$320,795	$(171,517)	$149,278

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

The balances as of December 31, 2011, including intangible assets and accumulated amortization, are detailed as follows:

As of December 31, 2011
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(159,976)	$160,819

Amortization expense for each of the six month periods ended June 30, 2012 and 2011 was $11,542.

5.	Other Long Term Assets

Other long term assets consist of the following:

	June 30, 2012	December 31, 2011
Investment in subsidiaries	$100	$100
Other receivables	4,135	4,135
Security Deposits	6,597	6,597
Licenses	10,000	10,000

Total other assets	$20,832	$20,832

6.	Deferred Compensation

Deferred compensation consists of the following:

	June 30, 2012	December 31, 2011
Deferred wages	$191,167	$140,833
Accrued taxes on deferred compensation	25,632	25,632

Total deferred compensation	$216,799	$166,465

Prior to August 31, 2011, the Company was obligated to issue membership units to certain senior level employees in lieu of cash wages in connection with employment agreements with those employees. The employment agreements provided that the employees would receive membership units in lieu of cash compensation until such time as the Company obtains sufficient capital (as defined in the agreements) to begin paying their agreed-upon compensation in cash. The obligation for additional issuances was accrued each pay period and the Company was obligated to issue the membership units at the beginning of each calendar quarter, provided that the employee was still employed by the Company.

As of December 31, 2010, the Company was obligated to issue membership units in lieu of $99,094 in wages for the year ended December 31, 2010 on the first day of the subsequent quarter. Accordingly, a total of 99,094 membership units that were subsequently exchanged for 792,752 shares of common stock were issued on January 1, 2011 at a value of $0.125 per share.

Effective September 1, 2011, the agreements were revised to provide for the indefinite deferral of unpaid wages until sufficient external funding was obtained.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

7.	Other Short-Term Debt

Other short-term debt consists of the following:

	June 30, 2012	December 31, 2011
Short-term notes, principal balance	$390,178	$401,178
Promissory notes related to proposed merger	—	325,000
Accrued interest on short-term notes	27,574	13,646

Total short-term notes and interest	$417,752	$739,824

During the year ended December 31, 2011, OTLLC was unable to complete a financing deal with a private equity firm that had been expected to provide OTLLC with adequate capital. To fund continuing operations at a reduced level of expenditures, OTLLC issued short-term notes to several individuals. In addition, one vendor required that the outstanding accounts payable balance of $287,145 be converted to a promissory note. Such note accrues interest at 10% annually and is payable upon demand.

In October 2011, OTLLC signed a binding letter of intent to negotiate a merger agreement with the Company. Through December 31, 2011, in connection with the letter of intent, OTLLC issued promissory notes to the Company in the amount of $325,000 in connection with the advance by the Company to OTLLC of $325,000. The funds for this advance were obtained by the Company pursuant to a private offering whereby for each dollar invested, the investor(s) making such investment would be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of five (5) years. The proceeds of the private offering through December 31, 2011, resulted in the obligation to issue 650,000 shares of common stock (along with warrants for the purchase of an additional 650,000 shares of common stock at $0.75 per share).

During the three months ended March 31, 2012, OTLLC issued additional promissory notes to the Company in the amount of $200,000 in connection with the advance by the Company to OTLLC of $200,000, for a total cumulative amount of $525,000 of promissory notes as of March 31, 2012. In April 2012, OTLLC issued additional promissory notes to the Company in the amount of $200,000 in connection with the advance by the Company to OTLLC of an additional $200,000, for a total cumulative amount of $725,000 of promissory notes as of April 30, 2012, and the Closing Date. The funds for these advances were obtained by OTLLC pursuant to the private offering described above. At the Closing Date and April 30, 2012, $725,000 was included on the Company’s balance sheet as notes receivable from OTLLC. Subsequent to April 30, 2012, upon the closing of the Merger on May 4, 2012, all of the promissory notes receivable became intercompany transactions within the consolidated corporate group and were cancelled.

The proceeds of the private offering between December 31, 2011 and the Closing Date resulted in the obligation to issue 800,000 shares of common stock (along with warrants for the purchase of an additional 800,000 shares of common stock at $0.75 per share and a term of five (5) years) in addition to the obligation to issue 650,000 shares of common stock (along with warrants for the purchase of an additional 650,000 shares of common stock at $0.75 per share) that existed at December 31, 2011. Of the resulting cumulative total of 1,450,000 shares that the Company was obligated to issue pursuant to the private offering through April 30, 2012 and the Closing Date, 800,000 shares (along with the warrants for the purchase of 800,000 additional shares at $0.75 per share and a term of five (5) years) were issued on March 12, 2012, so that as of April 30, 2012 and the Closing Date, the net amount of 650,000 shares (along with warrants for the purchase of an additional 650,000 shares at $0.75 per share) remained to be issued by the Company to fulfill subscriptions in an aggregate amount of $325,000.

8.	Other Current Liabilities

Other liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Accrued legal expenses	$5,000	$—
Accrued accounting expenses	10,016	20,420
Accrued benefits and other	3,656	4,340

Total other current liabilities	$18,672	$24,760

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

9.	Notes Payable

The Company, through its wholly-owned subsidiary OTLLC, has three outstanding series of convertible notes (the Series C-1 notes, the Series C-2 notes, and the Series C-3 notes, collectively the “Notes”) with a combined total principal obligation of $2,585,816 and $2,579,220 at June 30, 2012 and December 31, 2011, respectively. Accrued interest on the Notes as of June 30, 2012 and December 31, 2011, were $204,195 and $139,727, respectively, resulting in a total obligation of $2,790,012 and $2,718,947 as of June 30, 2012 and December 31, 2011, respectively. Each series of Notes is convertible under certain circumstances into the Company’s common stock at different conversion rates. The holders of the Notes received detachable warrants to purchase common stock at $0.3125 per share in connection with their investment in the Notes. In November 2010, OTLLC issued the Series C-1 notes as payoff of the previously outstanding Series A convertible notes and the Series C-2 notes for the previously outstanding Series B convertible notes.

The following table shows the number of shares of common stock that would have been issued if all of the Notes were converted and the related warrants were all exercised as of June 30, 2012:

As of June 30, 2012
Convertible Debt	Conversion Price	Principal and Interest Amounts	Potential Shares Issued if Notes Converted	Shares Issued if Warrants Exercised@ $0.3125
Series C-1 Notes	$0.0625	$1,050,500	16,808,000	2,841,440
Series C-2 Notes	$0.1875	1,128,850	6,020,533	3,200,000
Series C-3 Notes	$0.1500	610,662	4,071,080	1,972,000

		$2,790,012	26,899,613	8,013,440

The following table shows the number of shares of common stock that would have been issued if all of the Notes were converted and the related warrants were all exercised as of December 31, 2011:

As of December 31, 2011
Convertible Debt	Conversion Price	Principal and Interest Amounts	Potential Shares Issued if Notes Converted	Shares Issued if Warrants Exercised@ $0.3125
Series C-1 Notes	$0.0625	$1,026,265	16,420,240	2,841,440
Series C-2 Notes	$0.1875	1,102,807	5,881,640	3,200,000
Series C-3 Notes	$0.1500	589,875	3,932,504	1,972,000

		$2,718,947	26,234,384	8,013,440

The Company has not included these share equivalents in earnings per share calculations as they are anti-dilutive.

Interest on the Notes accrues at the rate of 5% per annum, compounded annually, and is payable at the election of the Company on the last day of each calendar quarter. Accrued but unpaid interest is added to the principal. Accrued and unpaid interest will be converted to shares of common stock if the related Note principal is converted to common stock. The accrued and unpaid interest becomes payable on the maturity date of December 31, 2012. If not converted or paid on the maturity date, then any accrued and unpaid interest on the Notes will be added to the Note principal and the then outstanding principal balance will be payable in two equal annual installments on December 31, 2013 and December 31, 2014, together with interest earned at the rate of 5% per annum, compounded annually, which interest shall be paid quarterly commencing in the first quarter of 2013. The Notes are secured by substantially all assets of OTLLC.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

Notes payable consist of the following:

	June 30, 2012	December 31, 2011
Convertible notes (C-1, C-2 and C-3)	$2,585,816	$2,579,220
Debt discount—beneficial conversion feature	(767,448)	(867,273)
Debt discount—warrant value	(52,473)	(62,073)

Net	$1,765,895	$1,649,874

The previously outstanding Series A convertible notes payable were determined to have an embedded beneficial conversion feature under the provisions of FASB ASC 470-20, “Debt with Conversion and Other Options” based on the 2008 and 2009 issuances at market value of $2 per share and an exercise price of $1.00 per share. In accordance with ASC 470-20, an embedded conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. A discount of $887,950 was recorded for Series A convertible note issuances during 2008 through 2009 and amortization expense recognized in the amounts of $0 and $180,826 for the years ended December 31, 2011 and December 31, 2010, respectively.

In November 2010, OTLLC extinguished previously issued Series A and Series B convertible notes and issued new Series C-1 and Series C-2 convertible notes to replace the Series A and Series B notes. As a result of this transaction, a gain on extinguishment of debt was recognized in the amount of $264,676 under the provisions of ASC 470-50, “Modifications and Extinguishments”.

The Series C-1 convertible notes, issued in exchange for the Series A convertible notes, were also determined to have an embedded beneficial conversion feature under the provisions of ASC 470-20, “Debt with Conversion and Other Options” based on the November 2010 market value of $1 per share and an exercise price of $.50 per share. In accordance with ASC470-20, an embedded conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. A discount of $972,070 was recorded at November 2010 for the Series C-1 convertible note issuances and amortization expense recognized in the amounts of $99,825 and $33,229 for the six month periods ended June 30, 2012 and 2011, respectively. The unamortized discount balance as of June 30, 2012 and December 31, 2011 was $767,448 and $867,273, respectively.

10.	Leases

The Company’s only lease is for its office and production facility, consisting of approximately 9,957 square feet in a building located at 4251 Kellway Circle in Addison Texas. The Company is obligated to pay $6,597 per month through March 31, 2016. The Company began leasing its current facilities in April 2010 under an operating lease that extends through March 2016.

In August 2011 the Company reached an agreement with the lessor to issue Series C-3 notes as payment for the July 2011 through January 2012 rent. The Company also agreed to issue an additional $30,000 Series C-3 convertible note in exchange for the lessor’s acceptance of such agreement. This payment was amortized over the 7 months of rent paid by the note, increasing rent expense by $4,300 for the six month period ended March 31, 2012.

Rent expense relating to the operating lease agreement was $19,791 for each of the three month periods ended June 30, 2011 and 2010, and $43,882 and $39,582 for the six month periods ended June 30, 2012 and 2011, respectively.

As of December 31, 2011, the future minimum payments required under all operating leases with terms in excess of one year are as follows:

For the year ending December 31,	Amount
2012	$79,164
2013	79,164
2014	79,164
2015	79,164
2016	19,791

$336,447

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

11.	Commitments and Contingencies

From time to time, the Company is engaged in various legal proceedings that are routine in nature and incidental to its business. At this time, there are no legal proceedings to which the Company is a party nor, to management’s knowledge, are any material legal proceedings contemplated.

As of June 30, 2012, a number of the Company’s employees were covered by employment agreements. In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement.

12.	Income Taxes

The Company has filed its tax returns as a corporation since inception. OTLLC is a limited liability company and, as such, does not pay income taxes. Prior to the Merger, OTLLC filed separate tax returns for each subsidiary that is a limited liability company and provided the applicable investors with appropriate personally individualized documentation. All returns for OTLLC, OTD and OTLIC are current through the 2011 tax year. The partial year return for OTLLC for operations through the date of the Merger is expected to be completed on a timely basis.

OTI is taxed in Singapore. All returns for OTI are current through the 2011 tax year. OTI generated substantial tax losses during its existence and therefore received a tax refund of $5,181 in 2011 for estimated taxes paid prior to 2009. No anticipated tax liability exists at June 30, 2012.

OAPS is taxed in Hong Kong. All returns for OAPS are current through the 2011 tax year. OAPS generated substantial tax losses during its existence and no anticipated tax liability exists at June 30, 2012.

13.	Capital

The Company was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001. On August 6, 2010, the Company effected a forward split of its shares of common stock on the basis of six new shares for one existing share, and amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, with a par value of $0.006 per share. On October 31, 2011, certain shareholders, including two executive officers, surrendered, in aggregate, 30,000,000 shares of the Company’s common stock for cancellation. On November 17, 2011, an additional 1,000,000 shares were surrendered for cancellation. On November 4, 2011, the Board of Directors reduced the par value of the common shares from $0.006 to $0.001 per share. As of December 31, 2011 and January 31, 2012, 29,000,000 post-split common shares were issued and outstanding. The post-split common shares are shown as split from the date of inception. On April 19 and 30, 2012, certain shareholders surrendered for cancellation, in aggregate, an additional 14,000,000 shares of the Company’s common stock, leaving the remaining number of 15,000,000 post-split common shares.

During the year ended December 31, 2011, the Company entered into subscription agreements for units of the Company, at $0.50 per unit. The subscription agreements were in connection with the financing agreement (the “Financing Agreement”) that the Company signed on November 2, 2011, with Maxum Overseas Fund (“Maxum”) under which Maxum agreed to: (i) invest $100,000 in the common equity of the Company and (ii) either invest an additional amount up to $1,900,000 in the common equity of the Company or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of five (5) years.

At both December 31, 2011 and January 31, 2012, the Company had received $325,000 for subscriptions representing the obligation to issue 650,000 shares (along with warrants having the right to purchase an additional 650,000 shares, each with an exercise price of $0.75 per share and a term of five years).

During the three months ended March 31, 2012, the Company received an additional $200,000 in subscriptions pursuant to the Financing Agreement representing the obligation to issue 400,000 shares (along with warrants having the right to purchase an additional 400,000 shares, each with an exercise price of $0.75 per share and a term of five years). In April 2012, the Company received an additional $200,000 in subscriptions pursuant to the Financing Agreement representing the obligation to issue an additional 400,000 shares (along with warrants having the right to purchase an additional 400,000 shares, each with an exercise price of $0.75 per share and a term of five years). The cumulative result of the subscriptions through April 30, 2012 and the Closing Date was the obligation to issue 1,450,000 shares (650,000 for subscriptions prior to December 31, 2011 plus 800,000 for subscriptions between January 1 and April 30, 2012) along with warrants having a five (5) year term to purchase 1,450,000 shares at $0.75 per share. On March 12, 2012, the Company fulfilled subscription agreements in the aggregate amount of $400,000 resulting in the issuance of 800,000 shares of common stock (along with warrants having a five (5) year term to purchase an additional 800,000 shares at $0.75 per share). As a result, as of April 30, 2012, the Company had the remaining obligation to fulfill $325,000 in subscriptions to issue the 650,000 shares (along with warrants having the right to purchase an additional 650,000 shares, each with an exercise price of $0.75 per share and a five (5) year term). Using the Black-Scholes stock price valuation model, $90,535 of the $400,000 proceeds related to the issued equity securities was allocated to the issuance of the warrants to purchase 800,000 shares.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

On May 10, 2012 and May 15, 2012, the Company received a total of $775,000 from subscriptions resulting in the obligation to issue an aggregate of an additional 1,550,000 shares of common stock (along with warrants having the right to purchase 1,550,000 additional common shares, each with an exercise price of at $0.75 per share).

On March 19, 2012, the Company amended its Articles of Incorporation to authorize 50,000,000 shares of preferred stock, par value $0.001 per share. The Company’s shareholders approved the Restated Articles at a special meeting of shareholders held on March 19, 2012. No preferred stock has been subscribed for or issued as of the date hereof.

During the three month period ended March 31, 2011, membership units that were subsequently exchanged for 792,752 shares of common stock were issued in lieu of cash payments under employment agreements as described in note 6 and valued at $0.125 per share. In addition during the three month period ended March 31, 2011, membership units subsequently exchanged for 105,304 shares of common stock were issued in lieu of cash payment for other liabilities, also valued at $0.125 per share. During the three month period ended June 30, 2011, membership units that were subsequently exchanged for 80,000 shares of common stock based on a valuation of $0.125 per share were issued in lieu of cash in connection with the termination of a consulting agreement.

At April 30, 2012, 15,800,000 shares of common stock were issued and outstanding, consisting of the 15,000,000 post-split common shares plus the 800,000 shares issued in the fulfillment of the $400,000 in subscriptions on March 12, 2012. At the Closing of the Merger on May 4, 2012, the Company issued 16,502,121 additional common shares to the former OTLLC members.

In June 2012, an additional 2,200,000 shares were issued in the fulfillment of the $1,100,000 in the remaining subscriptions received but not yet fulfilled, resulting in a total of 34,502,121 common shares outstanding as of the date of this filing.

14.	Equity Options and Warrants

OTLLC adopted the 2004 Unit Option Plan under which officers, employees, advisors and managers could be awarded membership unit option grants. Under the 2004 Unit Option Plan, OTLLC’s board could fix the term and vesting schedule of each option. Vested options generally could remain exercisable for up to three months after a participant's termination of service or up to 12 months after a participant's death or disability. Typically, the exercise price of a nonqualified option must not be less than the fair market value of the units on the grant date. The exercise price of each unit option granted under the 2004 Plan must be paid in cash when the option is exercised. Generally, options are not transferable except by will or the laws of descent and distribution.

In connection with the Merger, the Company’s Board of Directors adopted the 2012 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 21, 2012. In connection with the Merger, each currently outstanding option to purchase an OTLLC unit was converted into an option to purchase eight (8) shares of the Company’s common stock under the Company’s 2012 Equity Incentive Plan. Immediately prior to Closing, there were 345,388 options to purchase OTLLC units outstanding. This resulted in the issuance of options to purchase 2,763,104 shares of the Company’s common stock at prices ranging from $0.13 per share to $0.63 per share.

On May 4, 2012, the date of the closing of the Merger, all (except 400,000) of the unvested options became fully vested since the Merger was a “change of control” as defined in the 2004 Unit Option Plan. As a result, there are currently 2,363,104 fully vested options outstanding at an average exercise price of $0.18 per share and 400,000 unvested options outstanding with an exercise price of $0.125 per share.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

Stock Options

The Company used the modified Black-Scholes model to estimate the fair value of employee options on the date of grant utilizing the assumptions noted below. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represents the period of time that the options are expected to be outstanding. Expected volatilities are based on historical volatilities of selected technology stock mutual funds. The dividend yield was zero since the Company will not be paying dividends for the foreseeable future.

Range of risk-free interest rates	1.62% – 3.19%
Expected term of options in years	5.839 – 6.5058
Range of expected volatility	34.74% – 38.42%

A summary of option activity for the years ended December 31, 2011 and 2010 follows:

	For the year ended December 31,
	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	2,803,104	$0.209	1,533,304	$0.245
Granted	—	$—	2,160,000	$0.226
Exercised	—	$—	—	$—
Forfeited and expired	(440,000)	$0.324	(890,200)	$0.311

Outstanding at the end of the year	2,363,104	$0.188	2,803,104	$0.209

Exercisable at the end of the year	1,153,104	$0.225	761,104	$0.272

The Company recognized total compensation expense related to the stock options of $73,072 and $5,210 during the three month periods ended June 30, 2012 and 2011, respectively, and $79,179 and $10,838 for the six month periods ended June 30, 2012 and 2011, respectively. The acceleration of the vesting of unvested options as a result of the change in control that occurred on the closing of the Merger on May 4, 2012, significantly increased the option compensation expense in the first half of 2012. Compensation expense is included in selling, general and administrative expenses in the consolidated statement of operations. Total unrecognized compensation expense related to unvested unit options was $33,710 and $55,176 at December 31, 2011 and 2010, respectively.

During the six month period ended June 30, 2012, options for 400,000 shares, exercisable at $0.125 per share, with 25% annual vesting, were granted. No options were granted during 2011. The weighted average grant date fair value of share options granted during 2010 was $0.226.

Common stock options outstanding and exercisable at December 31, 2011 were as follows:

For the year ended December 31, 2011
	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Number Outstanding
$0.125	1,623,104	8.59	583,104
$0.25	240,000	7.07	160,000
$0.325	340,000	2.38	340,000
$0.375	120,000	8.67	30,000
$0.625	40,000	3.48	40,000

Total	2,363,104		1,153,104

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

Common stock options outstanding and exercisable at December 31, 2010 were as follows:

For the year ended December 31, 2010
	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Number Outstanding
$0.125	1,623,104	9.53	213,104
$0.25	240,000	8.01	120,000
$0.3125	360,000	9.62	48,000
$0.325	340,000	3.32	340,000
$0.375	200,000	9.37	—
$0.625	40,000	4.42	40,000

Total	2,803,104		761,104

The stock options outstanding and exercisable at December 31, 2011 and 2010 had an aggregate intrinsic value of zero as the aggregate exercise price was greater than the aggregate market value. No options were exercised during 2011 or 2010.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive.

Warrants

On March 12, 2012, as discussed in note 13 above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at $0.75 per share, expiring in 5 years from the date of issuance. On June 29, 2012, the Company fulfilled subscriptions for the issuance of 2,200,000 shares along with warrants having the right to purchase 2,200,000 shares of common stock at $0.75 per share, expiring in 5 years from the date of issuance. Therefore, shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company through June 30, 2012 are as follows:

	Number of shares potentially issuable	Weighted average exercise price
Balance, December 31, 2011	—	$—

Issued in fulfillment of subscriptions	3,000,000	0.75
Exercised	—	—

Balance, June 30, 2012	3,000,000	$0.75

When subscriptions are fulfilled by the Company, the warrants related to each individual subscription are dated as of the date the subscription funds were received by the Company, regardless of the date on which the obligation is ultimately fulfilled. Therefore, all warrants have a term of five years from date the subscription funds were received.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

At June 30, 2012, the remaining number of years to expiration and the weighted average term to expiration for the 3,000,000 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

Expiration Date	Number of shares potentially issuable	Remaining years to expiration and weighted average	Fair Value of Warrants
October 26, 2016	200,000	4.33	$22,958
November 1, 2016	50,000	4.34	5,630
December 4, 2016	200,000	4.43	22,575
December 27, 2016	200,000	4.50	22,547
February 13, 2017	50,000	4.63	5,601
February 27, 2017	100,000	4.67	11,224
March 12, 2017	250,000	4.70	28,201
April 4, 2017	150,000	4.76	17,059
April 22, 2017	250,000	4.81	28,095
May 9, 2017	500,000	4.86	55,874
May 14, 2017	1,050,000	4.87	117,039

	3,000,000	4.74	$336,802

Using the Black-Scholes stock price valuation model, $336,802 of the $1,500,000 proceeds related to the fulfillment of the subscriptions during the six months ended June 30, 2012, has been allocated to the warrants to purchase 3,000,000 shares. The following assumptions were used for the Black-Scholes valuation of the warrants issued:

Assumption
Dividend rate	0%
Annualized volatility	39.00%
Risk free interest rate	0.73%-1.20%
Expected life of warrants (years)	5.00

At both June 30, 2012 and December 31, 2011, the Company had issued warrants for 8,013,440 shares of common stock to the holders of the Notes (see note 9) and additional warrants for 107,672 shares of common stock to other individuals for a total of 8,121,112 warrants outstanding. Of the warrants outstanding, 42,672 were issued in 2009, exercisable at $0.375 per share and had a weighted average grant date fair value of $0.009. In 2010, 7,768,440 warrants were issued, exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.010. The remaining 310,000 warrants were issued in 2011, also exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.008. The Company uses the modified Black-Scholes model to estimate the fair value of warrants on the date of issuance. Under the provisions of FASB ASC 470-20-25, the Company allocated the fair value of the warrants at issuance and recorded debt discount and additional paid in capital in the amounts of $0 and $762 for the three month periods ended June 30, 2012 and 2011, respectively, and $0 and $2,812 for the six month periods ended June 30, 2012 and 2011, respectively. Noncash interest expense reflecting the amortization of debt discount related to the warrant issuances of $9,599 and $9,033 was recorded for the six month periods ended June 30, 2012 and 2011, respectively.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive.

15.	Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan. The Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost of living adjustments. The Company may make discretionary contributions. In 2011 the Company made contributions of $833 and paid $2,775 in maintenance fees.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

16.	Going Concern

The Company has accumulated losses from inception through June 30, 2012 of $9,160,780, has minimal assets, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These factors may have potential adverse effects on the Company including the ceasing of operations.

On May 4, 2012, the Company completed the Merger with a publicly-traded company. See note 13 above. The Merger is expected to enable the Company to obtain substantial additional equity capital to finance the Company’s operations through at least 2012, although such funding is not guaranteed. If capital raising efforts are unsuccessful, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

17.	Related Party Transactions

At April 30, 2012, and January 31, 2012, advances in the amount of $105,505 were due to former officers and directors of the Company. These advances were non-interest bearing and payable on demand. In connection with the Closing of the Merger on May 4, 2012, these obligations were forgiven by the former officers and directors of the Company. In addition, under the terms of the Merger, the former officers and directors of the Company were responsible for personally settling all outstanding accounts payable and accrued liabilities as shown on the Company’s April 30, 2012, balance sheet in the total amount of $54,434 and any additional costs incurred up to the date of their resignations.

18.	Subsequent Events

The Company has evaluated subsequent events that occurred after June 30, 2012 through August 9, 2012, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements.

On July 23, 2012, the Company received an additional $250,000 in cash in connection with subscriptions pursuant to the Financing Agreement, representing the obligation to issue 500,000 shares of common stock (along with warrants having the right to purchase an additional 500,000 shares, each with an exercise price of $0.75 per share and a term of five years).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations of Oryon Technologies, Inc. and its subsidiaries for the six month periods ended June 30, 2012 and 2011 and its financial condition as of June 30, 2012 and December 31, 2011 should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” in our Current Report on Form 8-K, as amended, dated May 4, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Oryon Technologies, Inc. (“Oryon”, the “Registrant” or the “Company” and “we,” “us”, “our” or similar terms) was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties. On May 4, 2012 (the “Closing Date”), Oryon closed a merger transaction (the “Merger”) with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and OryonTechnologies, LLC (“OTLLC”), a Texas limited liability company, pursuant to an Agreement and Plan of Merger dated March 9, 2012 (the “Merger Agreement”). As a result of the Merger, we ceased to explore mineral properties and became a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp. Our principal executive offices are located at 4251 Kellway Circle, Addison, Texas 75001. Our phone number is (214) 267-1321.

Subsequent to the Closing Date, Oryon has only one direct subsidiary, OTLLC, which is the parent of three wholly-owned companies: OryonTechnologies Licensing, LLC (“OTLIC”), OryonTechnologiesDevelopment, LLC (“OTD”), and OryonTechnologies International Pte. Ltd. (“OTI”). OTLIC and OTD are also Texas limited liability companies. OTI is a Singapore-based corporation. Operations at OTI were suspended in May 2009 and OTI is inactive. OTI originally owned 51% of Oryon-Asia Pacific Safety, Limited (“OAPS”), which was formed in December 2006 as a Hong Kong limited company. During 2011, the 51% ownership was transferred to OTLLC. The other 49% of OAPS is owned by two non-affiliated individuals. Operations of OAPS were suspended in February 2011 and OAPS is inactive. OTLLC is a research and development and applications engineering company that developed multiple patents relating to electroluminescent (“EL”) lighting technology, trademarked as Elastolite®. Elastolite® enables thin, flexible, crushable, water-resistant lighting systems to be incorporated into multiple applications such as safety apparel, sporting goods, consumer goods and membrane switches, among others.

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this quarterly report and the financial statements of OTLLC including OTLLC’s audited consolidated financial statements for the years ended December 31, 2011 and 2010 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as amended, dated May 4, 2012 and OTLLC’s unaudited consolidated financial statements for the quarters ended March 31, 2012 and 2011 filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed on May 14, 2012. In addition to the historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Our management’s discussion and analysis of our financial condition and results of operations are only based on the current business and operations of OTLLC and its subsidiaries, on a consolidated basis. Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and interest expense.

Comparison of the Quarter ended June 30, 2012 to the Quarter ended June 30, 2011

Total Revenues

Total revenues for the quarter ended June 30, 2012 decreased $29.5 thousand, or 93.2%, to $2.1 thousand for the quarter ended June 30, 2012 from $31.7 thousand for the quarter ended June 30, 2011. The decrease was primarily due to the decline in other revenues, combined with a decrease in the gross profit margin on product sales. In the second quarter of 2011, the Company received $26.3 thousand in revenues for applications design and tooling services, reported as “other revenues”.

Our gross profit on product sales revenues decreased $3.3 thousand, or 60.3%, to $2.1 thousand in the second quarterof 2012 from $5.4 thousand in the second quarter of 2011, primarily due to an increase the cost of goods sold as a percentage of product sales revenues. Cost of goods sold represented 62.3% of product sales revenues in the second quarter of 2012 as compared to 13.4% in the second quarter of 2011. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders.

Operating Expenses

Total operating expenses for the quarter ended June 30, 2012, increased $194.4 thousand, or 49.6%, to $586.2 thousand, from $391.8 thousand in the quarter ended June 30, 2011, as shown in the table below:

	For the quarter ended		For the quarter ended
	June 30, 2012		June 30, 2011		Change
	$	%	$	%	$	%
Total applications development exp.	$84,153	14.4%	$106,923	27.3%	$(22,770)	-21.3%
Total sales and marketing exp.	54,340	9.3%	16,621	4.2%	37,719	226.9%
Total general and administrative exp.	437,382	74.6%	254,453	64.9%	182,929	71.9%
Depreciation and amortization	10,308	1.8%	13,829	3.5%	(3,521)	-25.5%

Total operating expenses	$586,183	100.0%	$391,827	100.0%	$194,356	49.6%

The primary reason for the increase in total operating expenses is the 71.9% increase in general and administrative expenses, as discussed in the next section below.

Total applications development expenses decreased by $22.8 thousand or 21.3%, due to (a) the $12.4 thousand, or 37.4%, decrease in materials, equipment, services expenses and (b) the $12.1 thousand, or 20.0%, decrease in wages, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Due to capital constraints in 2012, Oryon’s applications development personnel reduced their activities to a minimum, significantly decreasing materials purchases. A secondary reason for the decrease is the reduction in personnel that occurred in the second half of 2011.

Total sales and marketing expenses increased $37.7 thousand, or 226.9%, in the 2012 quarter as compared to the 2011 quarter primarily due to the $20.0 thousand payment to TractorBeam, a brand development firm, recorded as outside services expense in the 2012 quarter. In addition, the Company paid $5.0 thousand as a sponsor fee for a trade show in the first quarter of 2012, representing most of the $6.5 thousand increase in sales and marketing overhead expenses. In January 2012, the Company hired a new vice president of global business development, resulting in increased compensation expense as well as travel expenses in 2012 as compared to 2011.

General and Administrative Expenses

General and administrative expenses increased by $182.9 thousand, or 71.9%, to $437.4 thousand from $254.5 thousand largely due to the increase in payroll taxes/benefits and outside services expenses. Payroll taxes/benefits increased $67.6 thousand, or 478.8%, to $81.7 thousand in the 2012 quarter from $14.1 thousand in the 2011 quarter, due to the $67.9 thousand increase in stock-based compensation expense that was $73.1 thousand in the three months ended June 30, 2012, as compared to $5.2 thousand in the three months ended June 30, 2011. This increase in stock-based compensation expense is a direct result of the closing of the Merger on May 4, 2012, because the Merger accelerated the vesting of virtually all unvested options, thereby changing the fair value of all option grants affected by the change of control. Outside services expenses increased $105.8 thousand, or 92.4%, to $220.3 thousand in the quarter ended June 30, 2012 from $114.5 thousand in the quarter ended June 30, 2011, as shown in the table below.

	For the quarter ended		For the quarter ended
	June 30, 2012		June 30, 2011		Change
	$	%	$	%	$	%
Legal expenses	$133,044	60.4%	$91,502	79.9%	$41,542	45.4%
Accounting and audit expenses	16,194	7.4%	12,288	10.7%	3,906	31.8%
Public relations expenses	5,000	2.3%	2,022	1.8%	2,978	147.3%
Consulting	64,362	29.2%	4,983	4.4%	59,379	1191.6%
Payroll processing expenses	542	0.3%	3,584	3.1%	(3,042)	-84.9%
Banking Fees	1,055	0.5%	121	0.1%	934	771.9%
Stock transfer agent fees	115	0.1%	—	0.0%	115	NM

Total G&A outside services	$220,312	100.0%	$114,500	100.0%	$105,812	92.4%

NM = Not Meaningful

The primary reason for the increase in general & administrative outside services expenses was the increase in consulting costs. In connection with the Merger, the Company paid an independent financial advisor $37.5 thousand for services. In addition, at the Closing Date, one former senior executive’s status changed from being an employee on salary to being an independent consultant to the Company, resulting in $15.0 thousand in payments to the individual during the quarter ended June 30, 2012 being reported as outside services whereas compensation to the executive in the 2011 quarter was reported as wages.

In addition, there was an increase in the legal and accounting expenses related to the Merger, as compared to the expenses related to the failed financing transaction with a private equity firm in 2011. Both transactions required extensive document preparation and review by external legal counsel and accounting services by an independent certified public accounting firm. However, since the Merger closed during the second quarter of 2012, on May 4, 2012, the related legal expenses during the quarter were significantly greater than would have been incurred in a normal quarter, resulting in a 45.4% increase over the quarter ended June 30, 2011. In addition, the failed financing transaction in 2011only required an auditor’s compilation report whereas the Merger required Oryon to have fully audited financial statements, resulting in a 31.8% increase in accounting and audit expenses.

Interest Expense

Interest expense increased $40.3 thousand, or 70.4%, to $97.6 thousand for the three months ended June 30, 2012, from $57.3 thousand in the three months ended June 30, 2011. The principal reason for the increase in interest expense was the increase in the amortization of the debt discount for the beneficial conversion feature. The amortization of the debt discount for the beneficial conversion feature related to Oryon’s Series C-1 convertible notes payable, which was $53.2 thousand in the three months ended June 30, 2012, an increase of $31.4 thousand, or 144.4%, over the $21.8 thousand in the three months ended June 30, 2011, as shown in the table below. In the three months ended June 30, 2012, Oryon incurred interest expense of $7.3 thousand on short-term debt that did not exist in the prior year comparable quarter. In addition, accrued and unpaid interest on Oryon’s convertible notes payable increased $1.2 thousand, or 4.0%, to $32.2 thousand in the three months ended June 30, 2012, from $31.0 thousand in the three months ended June 30, 2011, due to the greater principal amount of convertible notes outstanding in 2012.

	For the quarter ended		For the quarter ended
	June 30, 2012		June 30, 2011		Change
	$	%	$	%	$	%
Interest expense on convertible notes payable	$32,234	33.0%	$30,993	54.1%	$1,241	4.0%
Interest expense on short-term debt	7,334	7.5%	—	0.0%	7,334	—
Amortization of debt discount related to warrants	4,835	5.0%	4,527	7.9%	308	6.8%
Amortization of debt discount-beneficial conversion feature on the Series C-1 convertible notes payable	53,204	54.5%	21,769	38.0%	31,435	144.4%

Total interest expense	$97,607	100.0%	$57,289	100.0%	$40,317	70.4%

Taxes

Since the Company’s operating subsidiary, OTLLC, is a limited liability company and, as such, does not accrue or pay income taxes, the Company has not reported income taxes for periods prior to the Closing Date. For the quarter ended June 30, 2012, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred subsequent to the Merger.

Comparison of the Six Months ended June 30, 2012 to the Six Months ended June 30, 2011

Total Revenues

Total revenues for the six months ended June 30, 2012 decreased $60.8 thousand, or 86.0%, to $9.9 thousand for the six months ended June 30, 2012 from $70.6 thousand for the six months ended June 30, 2011. The decrease was primarily due to the decline in other revenues, combined with a decrease in the gross profit margin on product sales. In the first half of 2011, the Company received $36.0 thousand in revenues for applications design and tooling services, reported as “other revenues”.

Our gross profit on product sales revenues decreased $24.4 thousand, or 71.2%, to $9.9 thousand in the first half of 2012 from $34.3 thousand in the first half of 2011, primarily due to the 49.5% decrease in product sales. Cost of goods sold represented 70.1% of product sales revenues in the first half of 2012 as compared to 47.5% in the first half of 2011. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders.

Operating Expenses

Total operating expenses for the six months ended June 30, 2012, increased $97.6 thousand, or 12.2%, to $899.3 thousand in the first six months of 2012 from $801.8 thousand in the first six months of 2011, as shown in the table below:

	For the six months ended		For the six months ended
	June 30, 2012		June 30, 2011		Change
	$	%	$	%	$	%
Total applications development exp.	$147,443	16.4%	$239,477	29.9%	$(92,034)	-38.4%
Total sales and marketing exp.	75,625	8.4%	55,587	6.9%	20,038	36.1%
Total general and administrative exp.	652,121	72.5%	475,496	59.3%	176,625	37.2%
Depreciation and amortization	24,137	2.7%	31,196	3.9%	(7,059)	-22.6%

Total operating expenses	$899,326	100.0%	$801,757	100.0%	$97,569	12.2%

The primary reason for the increase in total operating expenses is the 37.2% increase in general and administrative expenses, as discussed in the next section below.

Total applications development expenses decreased by $92.0 thousand, or 38.4%, due to (a) the $47.0 thousand, or 64.1%, decrease in materials, equipment, services expenses and (b) the $27.0 thousand, or 21.5%, decrease in wages, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Due to greater capital constraints in 2012 than in 2011, Oryon’s applications development personnel reduced their activities to a minimum, significantly decreasing materials purchases. A secondary reason for the decrease is the reduction in personnel that occurred in the second half of 2011.

Total sales and marketing expenses increased $20.0 thousand, or 36.0%, in the first half of 2012 as compared to the first half of 2011 primarily due to the $20.0 thousand payment to TractorBeam, a brand development firm, recorded as outside services expense in the first half of 2012. In addition, the Company paid $5.0 thousand as a sponsor fee for a trade show in the first half of 2012, increasing sales and marketing overhead expenses. Wages and payroll taxes and benefits were greater in the first half of 2011, as compared to the first half of 2012, due to a larger number of sales personnel in 2011, all of whom were subsequently terminated in the second half of 2011 when the Company experienced greater capital limitations.

General and Administrative Expenses

General and administrative expenses increased by $176.6 thousand, or 37.2%, to $652.1 thousand from $475.5 thousand largely due to the increase in payroll taxes/benefits and outside services expenses. Payroll taxes/benefits increased $59.6, or 217.9%, to $87.0 thousand in the first half of 2012 from $27.4 thousand in the first half of 2011, due to the $68.3 thousand increase in stock-based compensation expense that was $79.2 thousand in the six months ended June 30, 2012, as compared to $10.8 thousand in the first half of 2011. This increase in stock-based compensation expense is a direct result of the closing of the Merger on May 4, 2012, because the Merger accelerated the vesting of virtually all unvested options, thereby changing the fair value of all option grants affected by the change of control. Outside services expenses increased $82.5 thousand, or 42.5%, to $277.0 thousand in the first half of 2012 from $194.5 thousand in the first half of 2011, as shown in the table below.

	For the six months ended		For the six months ended
	June 30, 2012		June 30, 2011		Change
	$	%	$	%	$	%
Legal expenses	$146,740	53.0%	$150,913	77.6%	$(4,173)	-2.8%
Accounting and audit expenses	49,548	17.9%	22,708	11.7%	26,840	118.2%
Public relations expenses	5,000	1.8%	8,022	4.1%	(3,022)	-37.7%
Consulting	72,713	26.3%	8,083	4.2%	64,630	799.6%
Payroll processing expenses	1,519	0.6%	4,256	2.2%	(2,737)	-64.3%
Banking Fees	1,405	0.5%	499	0.3%	906	181.6%
Stock transfer agent fees	115	0.0%	—	0.0%	115	NM

Total G&A outside services	$277,040	100.0%	$194,481	100.0%	$82,559	42.5%

NM = Not Meaningful

The primary reason for the increase in outside services expenses was the increase in consulting costs. In connection with the Merger, the Company paid an independent financial advisor $37.5 thousand for services. In addition, at the Closing Date, one former senior executive’s status changed from being an employee on salary to being an independent consultant to the Company, resulting in $15.0 thousand in payments to the individual in the first half of 2012 being reported as outside services whereas compensation to the executive in 2011was reported as wages.

In addition, there was an increase in the accounting expenses related to the Merger, as compared to the expenses related to the failed financing transaction with a private equity firm in 2011. Both transactions required extensive document preparation and review by an independent certified public accounting firm. However, the failed financing transaction only required an auditor’s compilation report whereas the Merger required Oryon to have fully audited financial statement resulting in a 118.2% increase in accounting and audit expenses.

Interest Expense

Interest expense increased $84.6 thousand, or 81.6%, to $188.4 thousand for the six months ended June 30, 2012, from $103.7 thousand in the six months ended June 30, 2011. The principal reason for the increase in interest expense was the increase in the amortization of the debt discount for the beneficial conversion feature. The amortization of the debt discount for the beneficial conversion feature related to Oryon’s Series C-1 convertible notes payable, which was $99.8 thousand in the first half of 2012, an increase of $66.6 thousand, or 200.4%, over the $33.2 thousand in the first half of 2011, as shown in the table below. In the first half of 2012, Oryon incurred interest expense of $14.5 thousand on short-term debt that did not exist in the prior year comparable period. In addition, accrued and unpaid interest on Oryon’s convertible notes payable increased $3.0 thousand, or 4.9%, to $64.5 thousand in the six months ended June 30, 2012, from $61.5 thousand in the first half of 2011, due to the greater principal amount of convertible notes outstanding in 2012.

	For the six months ended		For the six months ended
	June 30, 2012		June 30, 2011		Change
	$	%	$	%	$	%
Interest expense on convertible notes payable	$64,467	34.2%	$61,462	59.3%	$3,006	4.9%
Interest expense on short-term debt	14,473	7.7%	—	0.0%	14,473	—
Amortization of debt discount related to warrants	9,599	5.1%	9,033	8.7%	566	6.3%
Amortization of debt discount-beneficial conversion feature on the Series C-1 convertible notes payable	99,825	53.0%	33,229	32.0%	66,596	200.4%

Total interest expense	$188,365	100.0%	$103,723	100.0%	$84,641	81.6%

Taxes

Since the Company’s operating subsidiary, OTLLC, is a limited liability company and, as such, does not accrue or pay income taxes, the Company has not reported income taxes for periods prior to the Closing Date. For the six month period ended June 30, 2012, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred subsequent to the Merger.

Liquidity and Capital Resources

The Company believes that its cash on hand and working capital will be sufficient to meet its anticipated cash requirements through 2012 provided that the additional financing of $250.0 thousand remaining under the Financing Agreement is successfully raised. See Notes 13 and 18 to Notes to the Consolidated Financial Statements. Not including capital expenditures and costs directly related to revenues, monthly operating expenditures are expected to range between $125,000.00 and $150,000.00 per month. Management anticipates that an additional $1,000,000 to $3,000,000 in excess of the financing provided by the Financing Agreement will be necessary to fund operations over the next twelve to twenty-four month period subsequent to the Closing Date. We do not currently have any material commitments for capital expenditures as of the end of the current period.

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

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating additional operating monthly losses at least through the end of 2012. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. Our management anticipates that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and production expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund marketing, development and production of our products.

There are no assurances that we will be able to raise the required working capital on terms favorable to us, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected or could materially affect the amount of our reported income from operations.

Sources and uses of funds

As of June 30, 2012, Oryon had cash and equivalents on hand of $468.4 thousand, and negative working capital of $608.6 thousand. Management of the Company believes that its cash on hand and working capital will be sufficient to meet its anticipated cash requirements through 2012 provided that the additional financing related to the Merger, as contemplated by the Financing Agreement, is successfully raised.

Oryon’s sales cycle timing varies depending on the type of customer being served. It can range from three months for certain specialty promotions to 12-18 months for certain branded products from first contact with a prospective customer until product sales revenues can be reported. During that period, Oryon works with the customer’s designs and engineers an application of its patented technology into the customer’s final product. This requires substantial co-development with the customer’s personnel to meet the needs of the customer. Accordingly, Oryon must have sufficient capital to fund administrative overhead, sales and marketing efforts and staffing expenses for an extended period of time before cash is received from customers.

In 2010, OTLLC completed an exchange of the then existing Series A and Series B convertible notes payable for the newly issued Series C-1 and Series C-2 convertible notes payable, respectively. Each holder of a Series A or Series B note also received detachable warrants in connection with the exchange. This exchange was necessary to obtain a modification of the terms of the notes payable to enable OTLLC to secure additional funding. In 2010, after the completion of the exchange, OTLLC began issuing Series C-3 convertible notes payable, with detachable warrants, obtaining additional funding of $418.0 thousand in 2010 and $75.0 thousand in 2011. In addition, during the second half of 2011, OTLLC issued $69.6 thousand in Series C-3 convertible notes payable, but without attached warrants, to the lessor of OTLLC’s office space in lieu of cash rent payments for the period of July 1 through December 31. In January 2012, OTLLC issued an additional $6.6 thousand in Series C-3 convertible notes payable, without attached warrants, to the same lessor in lieu of cash rent for the month of January 2012.

In early 2010, OTLLC began negotiations with a private equity firm regarding an investment of $4.5 million into OTLLC. In late summer 2010, OTLLC and the private equity firm executed a term sheet. In November 2010, OTLLC and the private equity firm executed an agreement titled “Draft Securities Purchase Agreement” based on the transaction proposed in the term sheet that would have provided OTLLC with sufficient capital to fund its business plan for the foreseeable future. The letter of intent and the “Draft Securities Purchase Agreement” included a “no-shop” clause that effectively prevented OTLLC from negotiating with any other potential source of funding until negotiations were terminated with the private equity firm. However, the private equity firm did not act in good faith, in management’s opinion, changing certain terms of the proposed transaction, failing to respond to OTLLC’s communications and ultimately terminating the transaction without finalizing the contemplated “Series A Convertible Preferred Stock Purchase Agreement”. In attempting to complete the financing, OTLLC incurred substantial legal expenses and accounting costs to meet the requirements of the private equity firm and to document the proposed transaction. By June 2011, it was evident that OTLLC would not be able to obtain funding from the private equity firm and management took further steps to conserve cash and reduce overhead. In July 2011, OTLLC terminated the services of all but two employees, cancelled consulting agreements and began contacting interested parties concerning short-term loans to continue funding a reduced level of operations. Several existing investors provided a total of $114.0 thousand in exchange for unsecured promissory notes. In addition, OTLLC’s then chief executive officer provided additional financing of approximately $90.0 thousand by personally paying certain OTLLC expenses and filing an expense reimbursement request that was recorded as an accounts payable obligation.

In October 2011, OTLLC began discussions with another investment firm concerning a merger with a publicly-traded company and a financing plan that would raise $2 million in new equity capital for OTLLC. A letter of intent was signed that same month and OTLLC began working on a definitive merger agreement and on meeting the related requirements, including the completion of audited financial statements. The investment firm arranged for the Company to advance $725.0 thousand (prior tothe Closing Date) to OTLLC in exchange for promissory notes. The funding for the advances to OTLLC was generated by the equity financing. Without this advance, OTLLC would not have been able to complete the Merger. Between the Closing Date and June 30, 2012, the Company received an additional $775.0 thousand in exchange for the issuance of equity (consisting of 1,550,000 shares of common stock along with warrants having the right to purchase an additional 1,550,000 shares at $0.75 per share and a term of five years). On July 24, 2012, the Company received an additional $250.0 thousand in subscriptions for the issuance of equity (consisting of 500,000 shares of common stock along with warrants having the right to purchase an additional 500,000 shares at $0.75 per share and a term of five years).

Net cash provided by (used in) operating activities

Net cash used in operating activities for the six months ended June 30, 2012 was $775.6 thousand, as compared to $16.5 thousand for the six months ended June 30, 2011. This increase in cash used in operating activities was primarily due to the benefit of the issuance of $112.3 thousand in membership units in the first six months of 2011 in lieu of (a) cash compensation to employees and (b) rent payments on the Company’s office and production facility. In addition, the combined net change in operating assets and liabilities provided cash of $9.2 thousand in the six months ended June 30, 2012 as compared to providing cash of $487.4 thousand in the six months ended June 30, 2011, a change of $478.2 thousand. The funding provided by the issuance of equity in connection with the Merger, as discussed above, permitted the Company to reduce its outstanding accounts payable in the first six months of 2012, whereas financial constraints in the first six months of 2011 required OTLLC to extend its payment terms with vendors, reduce current assets and increase other current liabilities, all of which reduced the need for cash to be used in operating activities.

Net cash provided by (used in) investing activities

In the first half of 2012, the Company acquired a machine for $6.8 thousand to be used in the production of samples for prospective customers. There was no net cash provided by (used in) investing activities in the first half of 2011.

Net cash provided by financing activities

Net cash provided by financing activities in the first six months of 2012 was $1,164.0 thousand as compared to $157.8 thousand in the first six months of 2011. In the first six months of 2012, the Company recorded $1,500.0 thousand from the issuance of equity (consisting of 3,000,000 shares of common stock along with warrants having the right to purchase an additional 3,000,000 shares at $0.75 per share and a term of five years), pursuant to the terms of subscriptions for $1,500.0 thousand that consisted of $325.0 thousand received in 2011 (advanced to OTLLC before December 31, 2011), $400.0 thousand received in 2012 prior to the Closing (advanced to OTLLC when received) and $775.0 thousand received after the Closing but before June 30, 2012. Since amounts were advanced to OTLLC prior to the Closing, they were reported as notes receivable on the Registrant’s records and as notes payable on OTLLC’s records. At Closing, when OTLLC became a wholly owned subsidiary of the Registrant, the notes in an aggregate amount of $725.0 thousand (including $325.0 thousand recorded at December 31, 2011 as notes payable at OTLLC) became an intercompany receivable/payable and were cancelled. In the six months ended June 30, 2011, OTLLC generated $75.0 thousand from the issuance of convertible notes and $80.0 thousand from the issuance of short-term promissory notes to individual investors.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest, as of June 30, 2012:

Payments Due by Period
	Less than	One to Three	Three to	More Than
Contractual Obligations	One Year	Years	Five Years	Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	158,328	59,373	—	296,865
Long-term debt obligations	—	2,585,816	—	—	2,585,816
Capital expenditure obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

The above table outlines our obligations as of the date noted above and does not reflect any changes in our obligations that have occurred after that date.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or research and development services with it.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets, among other effects.

Significant estimates for Oryon include the carrying value of intangible assets and the value of equity instruments, including convertible notes, stock options, warrants, and shares of equity issued in lieu of cash.

Recently Issued Accounting Pronouncements

There have been no new accounting rules or pronouncements introduced in 2012 or 2011 that have had an effect on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company does not have any market risk sensitive instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley Act of 2002 (“SOX”) Section 404(a). Internal controls are a mechanism to ensure objectives are achieved and are under the supervision of the Company’s management. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse. These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control is “everything that helps one achieve one's goals—or better still, to deal with the risks that stop one from achieving one's goals.” Internal controls are mechanisms that are there to help the Company manage risks to success.

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

As of June 30, 2012 (the “Evaluation Date”), the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded that, during the quarter and six month period ended June 30, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management determined that there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls that management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

•

Through the closing of the Merger on May 4, 2012, the Company’s Audit Committee did not function as an Audit Committee should, since there was a lack of independent directors on the Audit Committee and the Board of Directors had not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

•	The Company has limited segregation of duties, which is not consistent with good internal control procedures.

•

The Company does not have a written internal control procedures manual that outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedures manual does not meet the requirements of the SEC or for good internal control.

•	There are no effective controls instituted over financial disclosure and the reporting processes.

Management determined that the weaknesses identified above have not affected the financial results of the Company due to the Company’s operational and financial inactivity since inception. Effective as of the closing of the Merger on May 4, 2012, five new directors were elected to the Board of Directors as disclosed in the Company’s Current Report on Form 8-K, as amended, dated May 4, 2012. At the new Board’s first meeting on May 18, 2012, the three independent board members were elected to serve on the Audit Committee, including an identified “expert” on the Audit Committee to advise other members as to correct accounting and reporting procedures. Appointing independent members to the Audit Committee and using the services of an expert on the Audit Committee will greatly improve the overall performance of the Audit Committee.

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

There were no adverse changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions, except as noted above.

PART II – OTHER INFORMATION

ITEM 1A	RISK FACTORS

As a result of the Merger, on May 4, 2012, the (“Closing Date”), the Registrant ceased to be in the business of acquiring and developing mineral properties, as it had been since inception. Although a mineral claim, with unknown reserves was acquired in August 2007, it was determined to be impaired in January 2008 and written off, and the Registrant had limited operations subsequently. Effective on the Closing Date, the Registrant acquired the business and operations of OTLLC, a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp. Accordingly, the risk factors are related to the operations of the Registrant as it is presently constituted, subsequent to May 4, 2012.

An investment in our securities involves a high degree of risk. In evaluating our business and its future expectations, one should consider carefully the risk factors included in the Company’s Current Report on Form 8-K, as amended, dated May 4, 2012. Any of such risk factors, if they occur, could seriously harm our business and our operations. There may be risk factors we do not know exist, or that we have deemed to be immaterial, at this time. Even if they are deemed immaterial at this time, they could develop whereby they could adversely affect our business. Our shares are speculative by nature and therefore the risk of purchasing or holding our shares is high. Investors should consider whether they can assume a loss of their entire investment.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As more fully described above, in connection with the Merger, on the Closing Date, we issued a total of 16,502,121 shares of our common stock to the OTLLC members.

Warrants (the Series C Warrants) for 8,121,112 shares of common stock, with an exercise price of $0.3125 per share have been issued in connection with the Closing in exchange for all OTLLC warrants outstanding immediately prior to the Closing.

In addition, at Closing there were outstanding Series A Warrants with the right to purchase 1,450,000 shares of Company common stock, each with an exercise price of $0.75 per share, related to the $725,000 portion of the financing as contemplated in the Merger Agreement that was completed as of the Closing. Between the Closing Date and June 30, 2012, additional Series A Warrants were issued having the right to purchase 1,550,000 shares of Company common stock, each with an exercise price of $0.75 per share, related to the $775,000 portion of the financing as contemplated in the Merger Agreement that was completed after the Closing but before June 30, 2012. On July 24, 2012, additional Series A Warrants were issued having the right to purchase 500,000 shares of Company common stock, each with an exercise price of $0.75 per share, related to the $250,000 portion of the financing as contemplated in the Merger Agreement that was completed after June 30, 2012.

In connection with the Merger, each outstanding incentive option to purchase an OTLLC unit as of the Closing Date was exchanged for an option to purchase eight (8) shares of the Company’s common stock under the Company’s 2012 Equity Incentive Plan. Immediately prior to Closing, there were 345,388 options to purchase OTLLC units outstanding. This resulted in the issuance of options to purchase 2,763,104 shares of the Company’s common stock at prices ranging from $0.125 per share to $0.625 per share.

Reference is made to the disclosures set forth under Item 2.01 of the Company’s Current Report on Form 8-K, as amended, dated May 4, 2012, which disclosures are incorporated herein by reference.

The foregoing issuances of the common stock, warrants, and options to the stakeholders of OTLLC pursuant to the Merger Agreement, and the issuance of Series A Warrants, were exempt from registration because such issuances did not involve a public offering in accordance with Regulation D or were offshore transactions in accordance with Regulation S.

ITEM 5.	OTHER INFORMATION

In connection with the Merger, the Company’s Board of Directors changed the Company’s fiscal year end from January 31 to December 31, effective immediately. Accordingly, the Company is required to file its Annual Report on Form 10-K for the fiscal year ending December 31, 2012 with the SEC on or before March 31, 2013. As the transition period covers one month or less, in accordance with the SEC’s transition report rules as set forth in Rule 13a-10, the Company need not file a separate transition report and this Quarterly Report on Form 10-Q contains the necessary financial information for the transition period.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report and are filed herewith:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Financial Statements*

*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (“eXtensible Business Reporting Language”) will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORYON TECHNOLOGIES, INC.
(Registrant)

Date: August 9, 2012	By: /s/ Thomas P. Schaeffer
Thomas P. Schaeffer Chief Executive Officer and Director

Date: August 9, 2012	By: /s/ Mark E. Pape
Mark E. Pape Chief Financial Officer, Chief Accounting Officer, Secretary and Director