Form 10-Q
period 2012-09-30
Oryon Technologies, Inc.
filed 2012-11-02
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2012, there were 62,613,369 shares of common stock, par value $0.001 per share, outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Oryon Technologies, Inc. (the “Company”, “Oryon” or the “Registrant”) at September 30, 2012 (with comparative figures at December 31, 2011), the consolidated statements of operations for the quarters and nine month periods ended September 30, 2012 and 2011, the consolidated statements of cash flows for the nine month periods ended September 30, 2012 and 2011, and the consolidated statement of changes in shareholders’ equity (deficit) for the nine month periods ended September 30, 2012 and 2011, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included and all such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on October 11, 2012.

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

ORYON TECHNOLOGIES, INC.

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$573,109	$86,685
Accounts Receivable, net of allowance for doubtful accounts of $0 and $19,740, respectively	751	1,106
Inventory (see note 2)	98,382	75,768
Other	65,925	6,964

Total current assets	738,167	170,523

PROPERTY AND EQUIPMENT, NET (see note 3)	19,729	27,826

INTANGIBLE ASSETS, NET (see note 4)	143,507	160,819

OTHER LONG-TERM ASSETS (see note 5)	20,832	20,832

TOTAL ASSETS	$922,235	$380,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$296,619	$324,027
Accrued interest on notes payable (see note 9)	—	139,727
Deferred compensation (see note 6)	210,038	166,465
Other short-term debt (see note 7)	424,470	739,824
Other current liabilities (see note 8)	50,472	24,760
Due to affiliates	—	14,487

Total current liabilities	981,599	1,409,290

NOTES PAYABLE, NET (see note 9)	—	1,649,874

Total liabilities	981,599	3,059,164

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 600,000,000 authorized, 62,613,369 and 16,502,121 issued and outstanding, respectively (see note 13)	62,613	16,502
Paid in capital (see note 13)	10,073,054	5,365,181
Foreign currency translation adjustment	12,260	12,119
Accumulated deficit	(10,202,597)	(8,069,326)
Non-controlling interest	(4,694)	(3,640)

Total equity (deficit)	(59,364)	(2,679,164)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$922,235	$380,000

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the quarters and nine month periods ended September 30, 2012 and 2011

(Unaudited)

	For the quarter ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
REVENUES
Product sales	$13,494	$187	$46,504	$65,579
Cost of goods sold	(3,370)	(12,875)	(26,498)	(43,949)

Gross profit	10,124	(12,688)	20,006	21,630
Royalty and license fees	—	—	—	303
Other	—	15,005	—	51,019

Total revenues	10,124	2,317	20,006	72,952
OPERATING EXPENSES
Applications development
Wages	31,971	41,136	130,651	166,796
Payroll taxes and benefits	12,025	3,968	30,984	27,628
Materials, equipment, services	14,492	42	40,833	73,363
Office and overhead	2,668	—	6,131	13,591
Travel and entertainment	—	19	—	3,264

Total applications development expenses	61,156	45,165	208,599	284,642
Sales and Marketing
Wages	18,000	—	48,000	35,642
Payroll taxes and benefits	3,253	—	5,548	14,815
Overhead	2,148	—	12,289	639
Outside services	12,400	—	32,400	3,420
Travel and entertainment	11,138	—	24,327	1,071

Total sales and marketing expenses	46,939	—	122,564	55,587
General and Administrative
Wages	70,001	88,750	269,395	232,737
Payroll taxes and benefits	73,499	10,314	160,492	37,681
Overhead	31,206	45,822	117,598	139,060
Outside services	149,201	51,360	426,241	245,841
Travel and entertainment	2,989	134	5,291	16,557

Total general and administrative expenses	326,896	196,380	979,017	671,876
Depreciation and Amortization	8,072	13,829	32,209	45,025

Total loss from operations	(432,939)	(253,057)	(1,322,383)	(984,178)

OTHER INCOME (EXPENSE)
Interest income	—	—	522	8
Interest expense	(68,722)	(73,614)	(257,087)	(177,337)
Change in fair market value of Series A warrants	(535,367)	—	(535,367)	—
Other income (expense)	(4,789)	—	(10,010)	62,926

Total other income (expense)	(608,878)	(73,614)	(801,942)	(114,403)

NET LOSS BEFORE TAX	(1,041,817)	(326,671)	(2,124,325)	(1,098,581)

INCOME TAX (see note 12)	—	—	—	—

NET LOSS AFTER TAX	(1,041,817)	(326,671)	(2,124,325)	(1,098,581)

INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	1,054	1,172

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(1,041,817)	$(326,671)	$(2,123,271)	$(1,097,409)

Loss per share: basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.07)
Weighted average shares outstanding	43,880,789	14,908,345	29,386,382	14,869,371

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the nine month periods ended September 30, 2012 and 2011

(Unaudited)

	Shares	Common Stock, $0.001 par value	Paid in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2010	13,930,288	$13,930	$5,022,566	$(2,312)	$17,516	$(6,421,740)	$(1,370,040)

Operating Results for the quarter ended March 31, 2011				588		(356,813)	(356,225)
Issuance of warrants			2,050				2,050
Issuance of shares in lieu of cash payments (see note 13)	898,056	898	111,359				112,257
Stock-based compensation expense			5,629				5,629

Balances at March 31, 2011	14,828,344	$14,828	$5,141,604	$(1,724)	$17,516	$(6,778,553)	$(1,606,329)

Operating Results for the quarter ended June 30, 2011				(1,760)		(413,926)	(415,686)
Issuance of warrants			762				762
Issuance of shares in lieu of cash payments (see note 13)	80,000	80	9,920				10,000
Stock-based compensation expense			5,210				5,210

Balances at June 30, 2011	14,908,344	$14,908	$5,157,496	$(3,484)	$17,516	$(7,192,478)	$(2,006,043)

Operating Results for the quarter ended September 30, 2011						(326,671)	(326,671)
Stock-based compensation expense			4,377				4,377

Balances at September 30, 2011	14,908,344	$14,908	$5,161,873	$(3,484)	$17,516	$(7,519,149)	$(2,328,337)

Balances at December 31, 2011	16,502,121	$16,502	$5,365,181	$(3,640)	$12,119	$(8,069,326)	$(2,679,164)

Operating Results for the quarter ended March 31, 2012				(1,054)		(398,759)	(399,813)
Stock-based compensation expense			6,107				6,107

Balances at March 31, 2012	16,502,121	$16,502	$5,371,288	$(4,694)	$12,119	$(8,468,085)	$(3,072,870)

Operating Results for the quarter ended June 30, 2012						(682,695)	(682,695)
Foreign currency translation adjustment					141		141
Issuance of common stock, financing transactions, pre-merger	1,450,000	1,450	723,550				725,000
Merger consideration-pre-existing shareholders	15,000,000	15,000	(15,000)				—
Merger partner capital accounts			10,000			(10,000)	—
Issuance of common stock, financing transactions, post-merger	1,550,000	1,550	773,450				775,000
Stock-based compensation expense			73,072				73,072

Balances at June 30, 2012	34,502,121	$34,502	$6,936,360	$(4,694)	$12,260	$(9,160,780)	$(2,182,352)

Operating Results for the quarter ended September 30, 2012						(1,041,817)	(1,041,817)
Issuance of common stock, financing transactions, post-merger	1,000,000	1,000	499,000				500,000
Obligation to issue common stock, conversion of indebtedness	27,111,248	27,111	2,004,484				2,031,595
Issuance of warrants			32,565				32,565
Stock-based compensation expense			65,278				65,278
Change in fair market value of Series A warrants due to re-pricing			535,367				535,367

Balances at September 30, 2012	62,613,369	$62,613	$10,073,054	$(4,694)	$12,260	$(10,202,597)	$(59,364)

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the nine month periods ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,123,271)	$(1,097,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of Series A warrants due to re-pricing	535,367	—
Noncash interest expense on short-term notes, net of payments	20,646	6,058
Noncash interest expense on notes payable	86,429	93,396
Noncash interest expense on warrants related to convertible notes	12,893	10,846
Noncash interest expense - beneficial conversion feature	136,074	64,224
Non-controlling interest	(1,054)	(1,172)
Stock-based compensation expense	144,457	15,215
Issuance of stock in lieu of cash payment (see note 10)	—	122,257
Issuance of convertible notes in lieu of rent	6,597	49,791
Issuance of noncash warrants other than convertible notes related	32,565	2,812
Depreciation and amortization	32,210	45,026
Changes in operating assets and liabilities:
Accounts receivable -decrease (increase)	355	(13,510)
Inventory - decrease (increase)	(22,614)	3,139
Other current assets - decrease (increase)	(58,961)	73,739
Other long-term assets - decrease (increase)	—	7,659
Accounts payable - increase (decrease)	(27,408)	(78,680)
Deferred compensation - increase (decrease)	43,573	143,794
Other current liabilities - increase (decrease)	25,712	(58,366)
Other long-term liabilities - increase (decrease)	—	—
Due to affiliates - increase (decrease)	(14,487)	(5,154)

Net cash used in operating activities	(1,170,917)	(616,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,800)	—

Net cash flows used in investing activities	(6,800)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	75,000
Proceeds from issuance of short-term notes payable	—	393,090
Cancellation of intercompany short-term notes due to merger	(325,000)
Repayment of short-term notes payable	(11,000)	—
Proceeds from issuance of equity, new equity issued	2,000,000	—

Net cash provided by financing activities	1,664,000	468,000

Effect of exchange rates on changes in cash	141	—

Net increase (decrease) in cash and cash equivalents	486,424	(148,245)

Cash and cash equivalents, beginning of period	86,685	144,787

Cash and cash equivalents, end of period	$573,109	$(3,458)

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$351	$—
Debt and accrued interest converted to equity	$2,031,594	$—

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

September 30, 2012

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

These financial statements have been prepared in accordance with GAAP applicable to a going concern, which assume that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2012, the Company had cash of $573.1 thousand but had not yet achieved profitable operations, had accumulated losses of $10,202.6 thousand since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company’s future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and equity placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on October 11, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

September 30, 2012

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

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

Income Taxes

OTI and OAPS are not consolidated into the Company for purposes of United States tax filings and computations. OTLLC, OTD and OTLIC are limited liability companies and, as such, do not pay federal or state income taxes. Accordingly, no taxes have been accrued on the Company’s records for periods prior to the Merger.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

Stock-Based Compensation

The Company utilizes equity based awards as a form of compensation for employees, officers and directors. The Company records compensation expense for all awards granted. After assessing alternative valuation models and amortization methods, the Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Leases

The Company leases office facilities under a non-cancelable operating lease. The Company recognizes rent on a straight-line basis over the lease term.

2. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$97,099	$73,501
Work in process	—	—
Finished goods	1,283	2,267

Total Inventory	$98,382	$75,768

3. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2012	2011
Leasehold improvements	$7,279	$7,279
Furniture and equipment	191,765	184,965

Property and equipment, gross	199,044	192,244
Accumulated depreciation	(179,315)	(164,418)

Net property and equipment	$19,729	$27,826

Depreciation expense was $2,301 and $8,059 for the three month periods ended September 30, 2012 and 2011, respectively, and $14,897 and $27,714 for the nine month periods ended September 30, 2012 and 2011, respectively.

4. Intangible Assets

As of September 30, 2012 and December 31, 2011, the Company’s only intangible assets consisted of patents with a gross carrying cost of $320,795 and accumulated amortization of $177,288 and $159,976, respectively. The remaining weighted average amortization period was 8.6 years at December 31, 2011. The estimated aggregate amortization expense in each of the years ending December 31, 2012 through December 31, 2015, is $23,084 per year.

The balances as of September 30, 2012, including intangible assets and accumulated amortization, are detailed as follows:

	As of September 30, 2012
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(177,288)	$143,507

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

The balances as of December 31, 2011, including intangible assets and accumulated amortization, are detailed as follows:

	As of December 31, 2011
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(159,976)	$160,819

Amortization expense for each of the nine month periods ended September 30, 2012 and 2011 was $17,312.

5. Other Long Term Assets

Other long term assets consist of the following:

	September 30,	December 31,
	2012	2011
Investment in subsidiaries	$100	$100
Other receivables	4,135	4,135
Security Deposits	6,597	6,597
Licenses	10,000	10,000

Total other assets	$20,832	$20,832

6. Deferred Compensation

Deferred compensation consists of the following:

	September 30,	December 31,
	2012	2011
Deferred wages	$185,021	$140,833
Accrued taxes on deferred compensation	25,017	25,632

Total deferred compensation	$210,038	$166,465

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

As of December 31, 2010, the Company was obligated to issue membership units in lieu of $99,094 in wages for the year ended December 31, 2010, (issuable on the first day of the subsequent quarter) and $13,613 in wages for the year ended December 31, 2009. Accordingly, a total of 898,056 shares were issued on January 1, 2011 at a value of $0.125 per share. An additional 1,553,776 shares were issued on October 1, 2011 at a value of $0.125 per share under the employment agreements in lieu of compensation earned between January 1, 2011 and August 31, 2011, for a total of 2,451,832 shares issued in 2011 in lieu of cash wages.

Effective September 1, 2011, the agreements were revised to provide for the indefinite deferral of unpaid wages until sufficient external funding was obtained. Deferred wages at September 30, 2012 and December 31, 2011 were $185,021 and $140, 833, respectively.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

7. Other Short-Term Debt

Other short-term debt consists of the following:

	September 30,	December 31,
	2012	2011
Short-term notes, principal balance	$390,178	$401,178
Promissory notes related to proposed merger	—	325,000
Accrued interest on short-term notes	34,292	13,646

Total short-term notes and interest	$424,470	$739,824

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

In October 2011, OTLLC signed a binding letter of intent to negotiate a merger agreement with the Company. Through December 31, 2011, in connection with the letter of intent, OTLLC issued promissory notes to the Company in the amount of $325,000 in connection with the advance by the Company to OTLLC of $325,000. The funds for this advance were obtained by the Company pursuant to a private offering whereby for each dollar invested, the investor(s) making such investment would be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with a current exercise price of $0.50 per share and a term of five (5) years. The proceeds of the private offering through December 31, 2011, resulted in the obligation to issue 650,000 shares of common stock (along with warrants for the purchase of an additional 650,000 shares of common stock at a current exercise price of $0.50 per share).

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

The proceeds of the private offering between December 31, 2011 and the Closing Date resulted in the obligation to issue 800,000 shares of common stock (along with warrants for the purchase of an additional 800,000 shares of common stock at the current exercise price of $0.50 per share and a term of five (5) years) in addition to the obligation to issue 650,000 shares of common stock (along with warrants for the purchase of an additional 650,000 shares of common stock at the current exercise price of $0.50 per share) that existed at December 31, 2011. Of the resulting cumulative total of 1,450,000 shares that the Company was obligated to issue pursuant to the private offering through April 30, 2012 and the Closing Date, 800,000 shares (along with the warrants for the purchase of 800,000 additional shares at the current exercise price of $0.50 per share and a term of five (5) years) were issued on March 12, 2012, so that as of April 30, 2012 and the Closing Date, the net amount of 650,000 shares (along with warrants for the purchase of an additional 650,000 shares at the current exercise price of $0.50 per share) remained to be issued by the Company to fulfill subscriptions in an aggregate amount of $325,000.

8. Other Current Liabilities

Other liabilities at September 30, 2012, and December 31, 2011, consist of accrued corporate operating expenses as estimated by management, including accruals for legal and accounting expenses.

9. Notes Payable

The Company, through its wholly-owned subsidiary OTLLC, had three outstanding series of convertible notes (the Series C-1 notes, the Series C-2 notes, and the Series C-3 notes, collectively the “Notes”) with a combined total principal obligation of $0 and $2,579,220 at September 30, 2012 and December 31, 2011, respectively. Accrued interest on the Notes as of September 30, 2012 and December 31, 2011, were $0 and $139,727, respectively, resulting in a total obligation of $0 and $2,718,947 as of September 30, 2012

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

and December 31, 2011, respectively. Each series of Notes was convertible under certain circumstances into the Company’s common stock at different conversion rates. On August 31, 2012, as a result of the completion of a “Qualified Financing” as defined in the Notes and as modified by the Group Modification Agreement approved by the holders of the Notes in March 2012, the Notes and accumulated accrued interest through August 31, 2012, were converted into 27,111,248 shares of the Company’s common stock (the “Conversion”).

Following the Conversion on August 31, 2012, none of the principal and interest of the Notes remained outstanding, but the holders of the Notes retained the detachable warrants to purchase common stock at $0.3125 per share that they had received in connection with their investment in the Notes. The following table shows the number of shares of common stock that would have been issued if all the warrants related to the Notes were exercised as of September 30, 2012:

	As of September 30, 2012
Convertible Debt	Conversion Price	Principal and Interest Amounts	Potential Shares Issued if Notes Converted	Shares Issued if Warrants Exercised@ $0.3125
Series C-1 Notes	N/A	—	—	2,841,440
Series C-2 Notes	N/A	—	—	3,200,000
Series C-3 Notes	N/A	—	—	1,972,000

		—	—	8,013,440

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

Interest on the Notes accrued at the rate of 5% per annum, compounded annually, and was payable at the election of the Company on the last day of each calendar quarter. Accrued but unpaid interest was added to the principal. Accrued and unpaid interest was converted to shares of common stock when the related Note principal was converted to common stock effective August 31, 2012. The Notes were secured by substantially all assets of OTLLC, and, as a result of the Conversion, the lien on such assets was automatically removed.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

Notes payable consist of the following:

	September 30,	December 31,
	2012	2011
Convertible notes (C-1, C-2 and C-3)	$—	$2,579,220
Debt discount—beneficial conversion feature	—	(867,273)
Debt discount—warrant value	—	(62,073)

Net	$—	$1,649,874

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

The Series C-1 convertible notes, issued in exchange for the Series A convertible notes, were also determined to have an embedded beneficial conversion feature under the provisions of ASC 470-20, “Debt with Conversion and Other Options” based on the November 2010 market value of $1 per share and an exercise price of $.50 per share. In accordance with ASC470-20, an embedded conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. A discount of $972,070 was recorded at November 2010 for the Series C-1 convertible note issuances and amortization expense recognized in the amounts of $136,074 and $64,224 for the nine month periods ended September 30, 2012 and 2011, respectively. The unamortized discount balance as of September 30, 2012 and December 31, 2011 was $0 and $867,273, respectively.

10. Leases

The Company’s only lease is for its office and production facility, consisting of approximately 9,957 square feet in a building located at 4251 Kellway Circle in Addison Texas. The Company is obligated to pay $6,597 per month through March 31, 2016. The Company began leasing its current facilities in April 2010 under an operating lease that extends through March 2016.

In August 2011 the Company reached an agreement with the lessor to issue Series C-3 notes as payment for the July 2011 through January 2012 rent. The Company also agreed to issue an additional $30,000 Series C-3 convertible note in exchange for the lessor’s acceptance of such agreement. This payment was amortized over the 7 months of rent paid by the note, increasing rent expense by $12,800 during the nine month period ended September 30, 2011 (for the July – September 2011amortization) and $4,300 for the nine month period ended September 30, 2012 (for the January 2012 amortization).

Rent expense relating to the operating lease agreement was $19,791 and $32,591 for the three month periods ended September 30, 2012 and 2011, respectively, and $63,673 and $72,173 for the nine month periods ended September 30, 2012 and 2011, respectively.

As of December 31, 2011, the future minimum payments required under all operating leases with terms in excess of one year were as follows:

For the year ending December 31,	Amount
2012	$79,164
2013	79,164
2014	79,164
2015	79,164
2016	19,791

$336,447

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

11. Commitments and Contingencies

From time to time, the Company is engaged in various legal proceedings that are routine in nature and incidental to its business. At this time, there are no legal proceedings to which the Company is a party nor, to management’s knowledge, are any material legal proceedings contemplated.

As of September 30, 2012, a number of the Company’s employees were covered by employment agreements. In general, the employment agreements contain non-compete provisions ranging from nine months to one year following the term of the applicable agreement.

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

OTI is taxed in Singapore. All returns for OTI are current through the 2011 tax year. OTI generated substantial tax losses during its existence and therefore received a tax refund of $5,181 in 2011 for estimated taxes paid prior to 2009. No anticipated tax liability exists at September 30, 2012.

OAPS is taxed in Hong Kong. All returns for OAPS are current through the 2011 tax year. OAPS generated substantial tax losses during its existence and no anticipated tax liability exists at September 30, 2012.

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

During the year ended December 31, 2011, the Company entered into subscription agreements for units of the Company, at $0.50 per unit. The subscription agreements were in connection with the financing agreement (the “Financing Agreement”) that the Company signed on November 2, 2011, with Maxum Overseas Fund (“Maxum”) under which Maxum agreed to: (i) invest $100,000 in the common equity of the Company and (ii) either invest an additional amount up to $1,900,000 in the common equity of the Company or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with a current exercise price of $0.50 per share and a term of five (5) years.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

At both December 31, 2011 and January 31, 2012, the Company had received $325,000 for subscriptions representing the obligation to issue 650,000 shares (along with warrants having the right to purchase an additional 650,000 shares, each with the current exercise price of $0.50 per share and a term of five years).

During the three months ended March 31, 2012, the Company received an additional $200,000 in subscriptions pursuant to the Financing Agreement representing the obligation to issue 400,000 shares (along with warrants having the right to purchase an additional 400,000 shares, each with the current exercise price of $0.50 per share and a term of five years). In April 2012, the Company received an additional $200,000 in subscriptions pursuant to the Financing Agreement representing the obligation to issue an additional 400,000 shares (along with warrants having the right to purchase an additional 400,000 shares, each with the current exercise price of $0.50 per share and a term of five years). The cumulative result of the subscriptions through April 30, 2012 and the Closing Date was the obligation to issue 1,450,000 shares (650,000 for subscriptions prior to December 31, 2011 plus 800,000 for subscriptions between January 1 and April 30, 2012) along with warrants having a five (5) year term to purchase 1,450,000 shares at the current exercise price of $0.50 per share. On March 12, 2012, the Company fulfilled subscription agreements in the aggregate amount of $400,000 resulting in the issuance of 800,000 shares of common stock (along with warrants having a five (5) year term to purchase an additional 800,000 shares at the current exercise price of $0.50 per share). As a result, as of April 30, 2012, the Company had the remaining obligation to fulfill $325,000 in subscriptions to issue the 650,000 shares (along with warrants having the right to purchase an additional 650,000 shares, each with a current exercise price of $0.50 per share and a five (5) year term). Using the Black-Scholes stock price valuation model, $90,535 of the $400,000 proceeds related to the issued equity securities was allocated to the issuance of the warrants to purchase 800,000 shares.

On May 10, 2012 and May 15, 2012, the Company received a total of $775,000 from subscriptions resulting in the obligation to issue an aggregate of an additional 1,550,000 shares of common stock (along with warrants having the right to purchase 1,550,000 additional common shares, each with a current exercise price of at $0.50 per share).

On March 19, 2012, the Company amended its Articles of Incorporation to authorize 50,000,000 shares of preferred stock, par value $0.001 per share. The Company’s shareholders approved the Restated Articles at a special meeting of shareholders held on March 19, 2012. No preferred stock has been subscribed for or issued as of the date hereof.

During the three month period ended March 31, 2011, membership units that were subsequently exchanged for 792,752 shares of common stock were issued in lieu of cash payments for wages incurred during the year ended December 31, 2010, under employment agreements as described in note 6 and valued at $0.125 per share and, in addition, membership units subsequently exchanged for 105,304 shares of common stock were issued in lieu of cash payment for other unpaid wages, also valued at $0.125 per share. During the three month period ended June 30, 2011, membership units that were subsequently exchanged for 80,000 shares of common stock were issued in exchange for a cash investment of $10,000, a valuation of $0.125 per share. During the three month period ended December 31, 2011, membership units that were subsequently exchanged for 40,000 shares of common stock were issued in lieu of cash payment in connection with the termination of a consulting agreement based on a valuation of $0.125 per share. An additional 1,553,776 shares were issued on October 1, 2011 at a value of $0.125 per share under the employment agreements in lieu of compensation earned between January 1, 2011 and August 31, 2011. In total, 2,571,832 shares were issued in 2011.

At April 30, 2012, 15,800,000 shares of common stock were issued and outstanding, consisting of the 15,000,000 post-split common shares plus the 800,000 shares issued in the fulfillment of the $400,000 in subscriptions on March 12, 2012. At the Closing of the Merger on May 4, 2012, the Company issued 16,502,121 additional common shares to the former OTLLC members.

In June 2012, an additional 2,200,000 shares were issued in the fulfillment of the $1,100,000 in the remaining subscriptions received but had not yet been fulfilled. On August 31, 2012, the Conversion of the Notes (see Note 9) required the Company to issue 27,111,248 shares of common stock to the holders of the Notes. In September 2012, an additional 1,000,000 shares were issued in the fulfillment of the $500,000 in subscriptions received during July and August. In summary, there are 62,613,369 common shares outstanding as of the date of this filing.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

14. Equity Options and Warrants

OTLLC adopted the 2004 Unit Option Plan under which officers, employees, advisors and managers could be awarded membership unit option grants. Under the 2004 Unit Option Plan, OTLLC’s board could fix the term and vesting schedule of each option. Vested options generally could remain exercisable for up to three months after a participant’s termination of service or up to 12 months after a participant’s death or disability. Typically, the exercise price of a nonqualified option must not be less than the fair market value of the units on the grant date. The exercise price of each unit option granted under the 2004 Plan must be paid in cash when the option is exercised. Generally, options are not transferable except by will or the laws of descent and distribution.

In connection with the Merger, the Company’s Board of Directors adopted the 2012 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 21, 2012. In connection with the Merger, each currently outstanding option to purchase an OTLLC unit was converted into an option to purchase eight (8) shares of the Company’s common stock under the Company’s 2012 Equity Incentive Plan. Immediately prior to Closing, there were 345,388 options to purchase OTLLC units outstanding, which, if exercised could result in the issuance of 2,763,104 shares of the Company’s common stock at prices ranging from $0.13 per share to $0.63 per share.

On May 4, 2012, the date of the closing of the Merger, all (except 400,000) of the unvested options became fully vested since the Merger was a “change of control” as defined in the 2004 Unit Option Plan.

In September 2012, options for 500,000 shares, exercisable at $0.745 per share, with 50% vested immediately and 50% vested on the first anniversary of the grant date, were granted under the 2012 Equity Incentive Plan. The grant date fair market value of this option grant was $114,534 of which $64,279 was expensed in the third quarter of 2012. There are currently 2,613,104 fully vested options outstanding at an average exercise price of $0.24 per share and 650,000 unvested options outstanding with an average exercise price of $0.36 per share.

Stock Options

The Company has used the modified Black-Scholes model to estimate the fair value of employee options on the date of grant utilizing the assumptions noted below. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represents the period of time that the options are expected to be outstanding. Expected volatilities are based on historical volatilities of selected technology stock mutual funds. The dividend yield was zero since the Company will not be paying dividends for the foreseeable future.

Range of risk-free interest rates	1.62% – 3.19%

Expected term of options in years	5.839 – 6.5058

Range of expected volatility	34.74% – 38.42%

A summary of option activity for the year ended December 31, 2011 follows:

	For the year ended December 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	2,803,104	$0.209
Granted	—	$—
Exercised	—	$—
Forfeited and expired	(440,000)	$0.324

Outstanding at the end of the year	2,363,104	$0.188

Exercisable at the end of the year	1,153,104	$0.225

The Company recognized total compensation expense related to the stock options of $65,278 and $4,377 during the three month periods ended September 30, 2012 and 2011, respectively, and $144,457 and $15,215 for the nine month periods ended September 30, 2012 and 2011, respectively. The acceleration of the vesting of unvested options as a result of the change in control that occurred on the closing of the Merger on May 4, 2012, significantly increased the option compensation expense in the first half of 2012. Compensation expense is included in selling, general and administrative expenses in the consolidated statement of operations. Total unrecognized compensation expense related to unvested unit options was $33,710 and $55,176 at December 31, 2011 and 2010, respectively.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

In January 2012, options for 400,000 shares, exercisable at $0.125 per share, with 25% annual vesting, were granted. In September 2012, options for 500,000 shares, exercisable at $0.745 per share, with 50% vested immediately and 50% vested on the first anniversary of the grant date, were granted. The weighted average grant date fair market value of share options granted during the nine month period ended September 30, 2012 was $0.142 per share. No options were granted during 2011. The weighted average grant date fair value of share options granted during 2010 was $0.226 per share.

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

The stock options outstanding and exercisable at December 31, 2011 had an aggregate intrinsic value of zero as the aggregate exercise price was greater than the aggregate market value. No options were exercised during 2012 or 2011.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive.

Warrants

On March 12, 2012, as discussed in note 13 above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In June 2012, the Company fulfilled subscriptions for the issuance of 2,200,000 shares along with warrants having the right to purchase 2,200,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In September 2012, the Company fulfilled subscriptions for the issuance of 1,000,000 shares along with warrants having the right to purchase 1,000,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Also in September 2012, the Company issued to a consultant warrants having the right to purchase 133,335 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Therefore, shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company and issued to consultants through September 30, 2012 are as follows:

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

	Number of shares potentially issuable	Weighted average exercise price
Balance, December 31, 2011	—	$—

Issued in fulfillment of subscriptions	4,000,000	0.50
Issued to consultant	133,335	0.50
Exercised	—	—

Balance, September 30, 2012	4,133,335	0.50

When subscriptions are fulfilled by the Company, the warrants related to each individual subscription are dated as of the date the subscription funds were received by the Company, regardless of the date on which the obligation is ultimately fulfilled. Therefore, all warrants have a term of five years from date the subscription funds were received.

At September 30, 2012, the remaining number of years to expiration and the weighted average term to expiration for the 4,133,335 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

Expiration Date	Number of shares potentially issuable	Remaining years to expiration and weighted average	Fair Value of Warrants
October 26, 2016	200,000	4.07	$22,958
November 1, 2016	50,000	4.09	5,630
December 4, 2016	200,000	4.18	22,575
December 27, 2016	200,000	4.24	22,547
February 13, 2017	50,000	4.38	5,601
February 27, 2017	100,000	4.41	11,224
March 12, 2017	250,000	4.45	28,201
April 4, 2017	150,000	4.51	17,059
April 22, 2017	250,000	4.56	28,095
May 9, 2017	500,000	4.61	55,874
May 14, 2017	1,050,000	4.62	117,039
July 22, 2017	500,000	4.81	69,712
August 30, 2017	500,000	4.92	122,116
August 30, 2017	133,335	4.92	32,565

	4,133,335	4.59	$561,194

Using the Black-Scholes stock price valuation model, $561,194 of the $2,000,000 proceeds related to the fulfillment of the subscriptions during the nine months ended September 30, 2012, was originally attributed to the warrants to purchase 4,133,335 shares. However, in September 2012, the board of directors authorized the re-pricing of the warrants’ exercise price from the original $0.75 per share to the current $0.50 per share. This resulted in an increase of $535,367 in allocation of the proceeds to paid-in capital and a matching expense on the income statement.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

The following assumptions were used for the Black-Scholes valuation of the warrants issued:

Assumption
Dividend rate	0%
Annualized volatility	39.00%
Risk free interest rate	0.59% - 1.20%
Expected life of warrants (years)	5.00

At both September 30, 2012 and December 31, 2011, the Company had issued warrants for 8,013,440 shares of common stock to the holders of the Notes (see note 9) and additional warrants for 107,672 shares of common stock to other individuals for a total of 8,121,112 warrants outstanding. Of the warrants outstanding, 42,672 were issued in 2009, exercisable at $0.375 per share and had a weighted average grant date fair value of $0.009. In 2010, 7,768,440 warrants were issued, exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.01. The remaining 310,000 warrants were issued in 2011, also exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.008. The Company uses the modified Black-Scholes model to estimate the fair value of warrants on the date of issuance. Under the provisions of FASB ASC 470-20-25, the Company allocated the fair value of the warrants at issuance and recorded debt discount and additional paid in capital in the amounts of $0 and $0 for the three month periods ended September 30, 2012 and 2011, respectively, and $0 and $2,812 for the nine month periods ended September 30, 2012 and 2011, respectively. Noncash interest expense reflecting the amortization of debt discount related to the warrant issuances of $12,893 and $10,846 was recorded for the nine month periods ended September 30, 2012 and 2011, respectively.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive.

15. Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan. The Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost of living adjustments. The Company may make discretionary contributions. In the year ended December 31, 2011 the Company made contributions of $833 and paid $2,775 in maintenance fees.

16. Going Concern

The Company has accumulated losses from inception through September 30, 2012 of $10,202,597, has minimal assets, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These factors may have potential adverse effects on the Company including the ceasing of operations.

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

17. Related Party Transactions

At April 30, 2012, and January 31, 2012, advances in the amount of $150,505 were due to former officers and directors of the Company. These advances were non-interest bearing and payable on demand. In connection with the Closing of the Merger on May 4, 2012, these obligations were forgiven by the former officers and directors of the Company. In addition, under the terms of the Merger, the former officers and directors of the Company were responsible for personally settling all outstanding accounts payable and accrued liabilities as shown on the Company’s April 30, 2012, balance sheet in the total amount of $54,434 and any additional costs incurred up to the date of their resignations.

18. Subsequent Events

The Company has evaluated subsequent events that occurred after September 30, 2012 through November 1, 2012, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements. Other Current Assets at September 30, 2012, included a receivable for $50,000 from a third party for partial reimbursement of legal expenses associated with the Merger. On October 11, 2012, funds were received in full from the third party and the receivable was liquidated.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations of Oryon Technologies, Inc. and its subsidiaries for the nine month periods ended September 30, 2012 and 2011 and its financial condition as of September 30, 2012 and December 31, 2011 should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on October 11, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Comparison of the Quarter ended September 30, 2012 to the Quarter ended September 30, 2011

Total Revenues

Total revenues for the quarter ended September 30, 2012 increased $7.8 thousand, or 336.9%, to $10.1 thousand for the quarter ended September 30, 2012 from $2.3 thousand for the quarter ended September 30, 2011. The increase was primarily due to the increase in gross profit, resulting from an increase in product sales, combined with a decrease in the cost of goods sold. In 2011, the company reported the cost of goods sold of $12.9 thousand on projects that did not produce the anticipated revenue. In the second quarter of 2011, the Company received $15.0 thousand in revenues for applications design and tooling services, reported as “other revenues”.

Our gross profit on product sales revenues increased $22.8 thousand to $10.1 thousand in the third quarter of 2012 from a loss of $12.7 thousand in the third quarter of 2011, primarily due to the cost of goods sold in the third quarter of 2011 related to projects that did not produce the anticipated revenue. Cost of goods sold represented 25.0% of product sales revenues in the third quarter of 2012 as compared to a negative gross profit in the third quarter of 2011. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders.

Operating Expenses

Total operating expenses for the quarter ended September 30, 2012, increased $187.7 thousand, or 73.5%, to $443.1 thousand, from $255.4 thousand in the quarter ended September 30, 2011, as shown in the table below:

	For the quarter ended		For the quarter ended
	September 30, 2012		September 30, 2011		Change
	$	%	$	%	$	%
Total applications development exp.	$61,156	13.8%	$45,165	17.7%	$15,991	35.4%
Total sales and marketing exp.	46,939	10.6%	—	0.0%	46,939	NM
Total general and administrative exp.	326,896	73.8%	196,380	76.9%	130,516	66.5%
Depreciation and amortization	8,072	1.8%	13,829	5.4%	(5,757)	-41.6%

Total operating expenses	$443,063	100.0%	$255,374	100.0%	$187,689	73.5%

NM = Not Meaningful

The primary reason for the increase in total operating expenses is the 66.5% increase in general and administrative expenses, as discussed below.

Total applications development expenses increased by $16.0 thousand or 35.4%, due to (a) the $14.5 thousand increase in materials, equipment, services expenses and (b) the $8.1 thousand, or 203.1%, increase in payroll taxes and benefits, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Due to the low level of customer activity in the third quarter of 2011 (as a result of the Company’s limited capital that resulted in the elimination of sales and marketing personnel in July 2011), the materials, equipment, services expenses were very low in that period. By comparison, in 2012, applications activities on behalf of prospective customers have increased significantly, resulting in greater expenditures on applications development projects. The Company provides group health insurance for employees who choose to take advantage of that benefit. In 2012, more employees requested coverage, resulting in a significant increase in benefits over the 2011 level, despite a decrease in the applications development wages expense that resulted from overall lower average wage levels in 2012.

Total sales and marketing expenses increased to $46.9 thousand in the 2012 third quarter from $0 in the 2011 third quarter. In the second half of 2011, sales and marketing expenses were minimal due to the elimination of all sales and marketing personnel that occurred in July 2011. With no personnel during the third quarter of 2011, there were no expenses in that period. The outside services expense in the third quarter of 2012 was the cost of services provided by TractorBeam, a brand development advisor.

General and Administrative Expenses

General and administrative expenses increased by $130.5 thousand, or 66.5%, to $326.9 thousand from $196.4 thousand largely due to the $97.8 thousand increase in outside services expenses, as discussed below, and the increase in payroll taxes/benefits expense, which increased $63.2 thousand, or 612.6%, to $73.5 thousand in the 2012 third quarter from $10.3 thousand in the 2011 third quarter. Most of such increase was attributable to the $60.9 thousand increase in stock-based compensation expense that was $65.3 thousand in the three months ended September 30, 2012, as compared to $4.4 thousand in the three months ended September 30, 2011. This increase in stock-based compensation expense included $64.3 thousand related to the stock option grant of 500,000 shares made in September 2012 to an executive in connection with an employment agreement.

Outside services expenses increased $97.8 thousand, or 190.5%, to $149.2 thousand in the quarter ended September 30, 2012 from $51.4 thousand in the quarter ended September 30, 2011, as shown in the table below.

	For the quarter ended		For the quarter ended
	September 30, 2012		September 30, 2011		Change
	$	%	$	%	$	%
Legal expenses	$32,481	21.8%	$47,928	93.3%	$(15,447)	-32.2%
Accounting and audit expenses	26,892	18.0%	—	0.0%	26,892	NM
Public relations expenses	—	0.0%	—	0.0%	—	NM
Consulting	76,846	51.5%	870	1.7%	75,976	NM
Payroll processing expenses	564	0.4%	2,357	4.6%	(1,793)	-76.1%
Banking Fees	515	0.4%	205	0.4%	310	151.2%
Stock transfer agent and filing fees	11,902	8.0%	—	0.0%	11,902	NM

Total G&A outside services	$149,201	100.0%	$51,360	100.0%	$97,841	190.5%

NM = Not Meaningful

The primary reason for the increase in general and administrative outside services expenses was the $76.0 thousand increase in consulting costs. In connection with the Merger, during the third quarter of 2012, the Company paid an independent financial advisor $12.5 thousand for services and issued the consultant 133,335 warrants to purchase common stock at the original exercise price of $0.75 per share (subsequently changed to the current exercise price of $0.50 per share) with a fair market value of $32.6 thousand, for a total cost in the quarter of $45.1 thousand. In addition, at the Closing Date, one former senior executive’s status changed from being an employee to being an independent consultant to the Company, resulting in the $22.5 thousand in payments to the individual during the quarter ended September 30, 2012 being reported as outside services whereas compensation to the executive in the 2011 third quarter was reported as wages expense.

An additional reason for the increase in outside services in the third quarter of 2012 as compared to the third quarter of 2011 is the cost of being a public company, including legal, accounting and stock transfer agent fees. The operations of OTLLC acquired in the Merger require more substantial review by independent public accountants on a quarterly basis than was required by the previously inactive Company prior to the Merger. Stock transfer agent fees and regulatory filing fees were $11.9 thousand in 2012 as compared to no costs incurred in 2011 due to the Company’s inactivity in that period. Since the closing of the Merger on May 4, 2012, the legal expenses have remained high due to the recent regulatory filings that the Company has made in connection with its current operational and financing activities.

Interest Expense

Interest expense decreased $4.9 thousand, or 6.6%, to $68.7 thousand for the three months ended September 30, 2012, from $73.6 thousand in the three months ended September 30, 2011. The principal reason for the decrease in interest expense was the conversion of the convertible notes payable on August 31, 2012, so that in the third quarter of 2012 the Company incurred interest expense for only two months as compared to three full months of interest incurred in the third quarter of 2011.

	For the quarter ended		For the quarter ended
	September 30, 2012		September 30, 2011		Change
	$	%	$	%	$	%
Interest expense on convertible notes payable	$21,962	32.0%	$31,935	43.4%	$(9,973)	-31.2%
Interest expense on short-term debt	7,217	10.5%	6,058	8.2%	1,160	—
Amortization of debt discount related to warrants	3,294	4.8%	4,626	6.3%	(1,332)	-28.8%
Amortization of debt discount-beneficial conversion feature on the Series C-1 convertible notes payable	36,249	52.8%	30,996	42.1%	5,253	17.0%

Total interest expense	$68,722	100.0%	$73,614	100.0%	$(4,892)	-6.6%

Taxes

Since the Company’s operating subsidiary, OTLLC, is a limited liability company and, as such, does not accrue or pay income taxes, the Company has not reported income taxes for periods prior to the Closing Date. For the quarter ended September 30, 2012, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred subsequent to the Merger.

Comparison of the Nine months ended September 30, 2012 to the Nine months ended September 30, 2011

Total Revenues

Total revenues for the nine months ended September 30, 2012 decreased $52.9 thousand, or 72.6%, to $20.0 thousand for the nine months ended September 30, 2012 from $73.0 thousand for the nine months ended September 30, 2011. The decrease was primarily due to the decline in other revenues, combined with a decrease in the gross profit margin on product sales. In the first nine months of 2011, the Company received $51.0 thousand in revenues for applications design and tooling services, reported as “other revenues”.

Our gross profit on product sales revenues decreased $1.6 thousand, or 7.5%, to $20.0 thousand in the first nine months of 2012 from $21.6 thousand in the first nine months of 2011, primarily due to the 29.1% decrease in product sales. Cost of goods sold represented 57.0% of product sales revenues in the first nine months of 2012 as compared to 67.0% in the first nine months of 2011. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2012, increased $285.3 thousand, or 27.0%, to $1,342.4 thousand in the first nine months of 2012 from $1,057.1 thousand in the first nine months of 2011, as shown in the table below:

	For the nine months ended September 30, 2012		For the nine months ended September 30, 2011		Change
	$	%	$	%	$	%
Total applications development exp.	$208,599	15.5%	$284,642	26.9%	$(76,043)	-26.7%
Total sales and marketing exp.	122,564	9.1%	55,587	5.3%	66,977	120.5%
Total general and administrative exp.	979,017	72.9%	671,876	63.6%	307,141	45.7%
Depreciation and amortization	32,209	2.4%	45,025	4.3%	(12,816)	-28.5%

Total operating expenses	$1,342,389	100.0%	$1,057,130	100.0%	$285,259	27.0%

The primary reason for the increase in total operating expenses is the 45.7% increase in general and administrative expenses, as discussed below.

Total applications development expenses decreased by $76.0 thousand, or 26.7%, due to (a) the $36.1 thousand, or 21.7%, decrease in wages expense that resulted from overall lower average wage levels in 2012 and (b) the $32.5 thousand, or 44.3%, decrease in materials, equipment, services expenses, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The applications materials, equipment, services expenses in the first nine months of 2011 were abnormally high because the Company expensed (a) $30.9 thousand to several consultants in connection with non-recurring projects that were concluded in the fourth quarter of 2011 and (b) $10.3 thousand for inventory that was deemed no longer usable. The Company provides group health insurance for employees who choose to take advantage of that benefit. In 2012, more employees elected coverage, resulting in an increase in payroll benefits expense over the 2011 level, despite a decrease in the overall level of the applications development wages expense.

Total sales and marketing expenses increased $67.0 thousand, or 120.5%, in the first nine months of 2012 as compared to the first nine months of 2011 primarily due to the $32.4 thousand cost of the services of TractorBeam, a brand development firm, recorded as outside services expense in the first nine months of 2012. Wages were greater in the first nine months of 2012 because sales personnel were employed during the entire nine months period, as compared to 2011 when all sales personnel were terminated at the beginning of the second half of 2011 as the Company experienced capital limitations. However, payroll taxes and benefits were $9.3 thousand higher in the first nine months of 2011 primarily due to the cost of group health insurance provided to the employees during that period as compared to 2012, when no sales personnel elected to be covered by the group health insurance plan. The Company paid $5.0 thousand as a sponsor fee for a trade show in the first nine months of 2012, increasing sales and marketing overhead expenses. Travel and entertainment expenses increased $23.3 thousand to $24.3 thousand for the nine months ended September 30, 2012, from $1.1 thousand in the comparable period in 2011 due to the increased activity of sales personnel, attending trade shows and visiting with prospective customers.

General and Administrative Expenses

General and administrative expenses increased by $307.1 thousand, or 45.7%, to $979.0 thousand from $671.9 thousand largely due to the increase in payroll taxes/benefits and outside services expenses. Payroll taxes/benefits increased $122.8, or 325.9%, to $160.5 thousand in the first nine months of 2012 from $37.7 thousand in the first nine months of 2011, due to the $129.2 thousand increase in stock-based compensation expense that was $144.5 thousand in the nine months ended September 30, 2012, as compared to only $15.2 thousand in the first nine months of 2011. Of this increase in stock-based compensation expense, $73.1 thousand is a direct result of the closing of the Merger on May 4, 2012, because the Merger accelerated the vesting of virtually all unvested options, thereby changing the fair value of all option grants affected by the change of control. An additional $64.3 thousand in stock-based compensation expense in the third quarter of 2012 is attributable to the grant of 500,000 incentive options to an executive in connection with an employment agreement.

Outside services expenses increased $180.4 thousand, or 73.4%, to $426.2 thousand in the first nine months of 2012 from $245.8 thousand in the first nine months of 2011, as shown in the table below.

	For the nine months ended		For the nine months ended
	September 30, 2012		September 30, 2011		Change
	$	%	$	%	$	%
Legal expenses	$175,069	41.1%	$198,841	80.9%	$(23,772)	-12.0%
Accounting and audit expenses	76,440	17.9%	22,708	9.2%	53,732	236.6%
Public relations expenses	5,000	1.2%	2,022	0.8%	2,978	147.3%
Consulting	149,559	35.1%	11,853	4.8%	137,706	NM
Payroll processing expenses	2,083	0.5%	9,041	3.7%	(6,958)	-77.0%
Banking Fees	1,920	0.5%	998	0.4%	922	92.4%
Stock transfer agent and filing fees	16,170	3.8%	378	0.2%	15,792	NM

Total G&A outside services	$426,241	100.0%	$245,841	100.0%	$180,400	73.4%

NM = Not Meaningful

The primary reason for the increase in general and administrative outside services expenses was the increase in consulting costs. In connection with the Merger, during the nine months ended September 30, 2012, the Company paid an independent financial advisor $50.0 thousand for services and issued the consultant 133,335 Series A Warrants to purchase common stock at the original exercise price of $0.75 per share (subsequently changed to the current exercise price of $0.50 per share when all the Series A Warrants were re-priced in September 2012 pursuant to an action of the board of directors) with a fair market value of $32.6 thousand for a total expense in the period of $82.6 thousand. In addition, at the Closing Date, one former senior executive’s status changed from being an employee to being an independent consultant to the Company, resulting in the $37.5 thousand in payments to the individual during the nine months ended September 30, 2012 being reported as outside services whereas compensation to the executive in the 2011 comparable period was reported as general and administrative wages expense.

The secondary reason for the increase in outside services in the nine months ended September 30, 2012 as compared to the comparable period of 2011 was the significant increase in the “public company costs”, including legal, accounting , stock transfer agent fees and regulatory filing fees. The operations of OTLLC acquired in the Merger require more substantial review by independent public accountants on a quarterly basis and have greater annual audit fees than had been required by the previously inactive Company prior to the Merger. Stock transfer agent fees and regulatory filing fees were $16.2 thousand in 2012 as compared to $0.4 thousand incurred in 2011 due to the Company’s relative inactivity in that prior year period. Since the closing of the Merger on May 4, 2012, legal expenses have remained high due to the increased number of regulatory filings that the Company has made in connection with its current operational and financing activities, as well as the Merger documentation.

Interest Expense

Interest expense increased $79.8 thousand, or 45.0%, to $257.1 thousand for the nine months ended September 30, 2012, from $177.3 thousand in the nine months ended September 30, 2011. The principal reason for the increase in interest expense was the increase in the amortization of the debt discount for the beneficial conversion feature. The amortization of the debt discount for the beneficial conversion feature related to Oryon’s Series C-1 convertible notes payable was $136.1 thousand in the first nine months of 2012, an increase of $71.8 thousand, or 111.9%, over the $64.2 thousand in the first nine months of 2011, as shown in the table below. In the first nine months of 2012, Oryon incurred interest expense of $21.7 thousand on short-term debt that did not exist until the third quarter in the prior year comparable period. Accrued and unpaid interest on Oryon’s convertible notes payable decreased $7.0 thousand, or 7.5%, to $86.4 thousand in the nine months ended September 30, 2012, from $93.4 thousand in the first nine months of 2011, due to the Conversion of the convertible notes into common stock that was effectuated on August 31, 2012.

	For the nine months ended		For the nine months ended
	September 30, 2012		September 30, 2011		Change
	$	%	$	%	$	%
Interest expense on convertible notes payable	$86,429	33.6%	$93,396	52.7%	$(6,967)	-7.5%
Interest expense on short-term debt	21,691	8.4%	6,058	3.4%	15,633	258.1%
Amortization of debt discount related to warrants	12,893	5.0%	13,659	7.7%	(766)	-5.6%
Amortization of debt discount-beneficial conversion feature on the Series C-1 convertible notes payable	136,074	52.9%	64,224	36.2%	71,850	111.9%

Total interest expense	$257,087	100.0%	$177,337	100.0%	$79,750	45.0%

Taxes

Since the Company’s operating subsidiary, OTLLC, is a limited liability company and, as such, does not accrue or pay income taxes, the Company has not reported income taxes for periods prior to the Closing Date. For the nine month period ended September 30, 2012, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred subsequent to the Merger.

Liquidity and Capital Resources

The Company believes that its cash on hand and working capital will be sufficient to meet its anticipated cash requirements through 2012. See Notes 13, 16 and 18 to Notes to the Consolidated Financial Statements. Not including capital expenditures and costs directly related to revenue generating projects, monthly operating expenditures are expected to range between $125,000.00 and $150,000.00 per month. Management anticipates that an additional $2,000,000 to $4,000,000 will be necessary to fund operations and provide adequate working capital for the next twelve to twenty-four month period subsequent to the date of this report. We do not currently have any material commitments for capital expenditures as of the end of the current period.

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

Our current cash requirements are significant due to planned applications development and marketing of our current technology, and we anticipate generating additional operating monthly losses at least through the middle of 2013. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. Our management anticipates that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and production expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve to twenty-four months, as we look to expand our asset base and fund marketing, development and production of our technology.

There are no assurances that we will be able to raise the required working capital on terms favorable to us, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify our business strategy. In addition, we cannot be assured of profitability in the future.

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected or could materially affect the amount of our reported income from operations.

Sources and uses of funds

As of September 30, 2012, Oryon had cash and equivalents on hand of $573.1 thousand, and negative working capital of $243.4 thousand. Management of the Company believes that its cash on hand and working capital will be sufficient to meet its anticipated cash requirements through 2012.

Oryon’s sales cycle timing varies depending on the type of customer being served. It can range from three months for certain specialty promotions to 12-18 months for certain branded products from first contact with a prospective customer until product sales revenues can be reported. During that period, Oryon works with the customer’s designers to cooperatively engineer an application of its patented technology into the customer’s final product. This requires substantial co-development with the customer’s personnel to meet the needs of the customer. Accordingly, Oryon must have sufficient capital to fund administrative overhead, sales and marketing efforts and staffing expenses for an extended period of time before cash is received from customers.

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

In early 2010, OTLLC began negotiations with a private equity firm regarding an investment of $4.5 million into OTLLC. In late summer 2010, OTLLC and the private equity firm executed a term sheet. In November 2010, OTLLC and the private equity firm executed an agreement titled “Draft Securities Purchase Agreement” based on the transaction proposed in the term sheet that would have provided OTLLC with sufficient capital to fund its business plan for the foreseeable future. The letter of intent and the “Draft Securities Purchase Agreement” included a “no-shop” clause that effectively prevented OTLLC from negotiating with any other potential source of funding until negotiations were terminated with the private equity firm. However, the private equity firm did not act in good faith, in management’s opinion, changing certain terms of the proposed transaction, failing to respond to OTLLC’s communications and ultimately terminating the transaction without finalizing the contemplated “Series A Convertible Preferred Stock Purchase Agreement”. In attempting to complete the financing, OTLLC incurred substantial legal expenses and accounting costs to meet the requirements of the private equity firm and to document the proposed transaction. By September 2011, it was evident that OTLLC would not be able to obtain funding from the private equity firm and management took further steps to conserve cash and reduce overhead. In July 2011, OTLLC terminated the services of all but two employees, cancelled consulting agreements and began contacting interested parties concerning short-term loans to continue funding a reduced level of operations. Several existing investors provided a total of $114.0 thousand in exchange for unsecured promissory notes. In addition, OTLLC’s then chief executive officer provided additional financing of approximately $90.0 thousand by personally paying certain OTLLC expenses and filing an expense reimbursement request that was recorded as an accounts payable obligation.

In October 2011, OTLLC began discussions with another investment firm concerning a merger with a publicly-traded company and a financing plan that would raise $2 million in new equity capital for OTLLC. A letter of intent was signed that same month and OTLLC began working on a definitive merger agreement and on meeting the related requirements, including the completion of audited financial statements. The investment firm arranged for the Company to advance $725.0 thousand (prior to the Closing Date) to OTLLC in exchange for promissory notes. The funding for the advances to OTLLC was generated by the equity financing. Without this advance, OTLLC would not have been able to complete the Merger. Between the Closing Date and September 30, 2012, the Company received an additional $1,275.0 thousand in exchange for the issuance of equity (consisting of 2,550,000 shares of common stock along with warrants having the right to purchase an additional 2,550,000 shares at the current exercise price of $0.50 per share and a term of five years).

Net cash provided by (used in) operating activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $1,170.9 thousand, as compared to $616.3 thousand for the nine months ended September 30, 2011. This increase in cash used in operating activities was due in part to the benefit of the issuance of $172.0 thousand in common stock in the first nine months of 2011 as compared to only $6.6 thousand in 2012 in lieu of (a) cash compensation to employees and (b) rent payments on the Company’s office and production facility. In addition, the combined net change in operating assets and liabilities used cash of $52.7 thousand in the nine months ended September 30, 2012 as compared to providing cash of $72.6 thousand in the nine months ended September 30, 2011, an increase in operational cash used of $125.3 thousand. The largest operational change was in the use of deferred compensation: in the nine months ended September 30, 2012, only $43.6 thousand of compensation expense was deferred as compared to a deferral of $143.8 thousand during the comparable period in 2011. Moreover, as a result of the financing received in connection with the Merger, the Company was able to reduce accounts payable, increase inventory and pay down the liability to affiliates. The increase in other current assets occurred near the end of the third quarter of 2012 and has subsequently been eliminated through the collection of the receivable(see Note 18).

Net cash provided by (used in) investing activities

In the first nine months of 2012, the Company acquired a machine for $6.8 thousand to be used in the production of samples for prospective customers. There was no net cash provided by (used in) investing activities in the first nine months of 2011.

Net cash provided by financing activities

Net cash provided by financing activities in the first nine months of 2012 was $1,664.0 thousand as compared to $468.0 thousand in the first nine months of 2011. In the first nine months of 2012, the Company recorded $2,000.0 thousand from the issuance of equity (consisting of 4,000,000 shares of common stock along with warrants having the right to purchase an additional 4,000,000 shares at the current exercise price of $0.50 per share and a term of five years), pursuant to the terms of subscriptions for $2,000.0 thousand that consisted of $325.0 thousand received in 2011 (advanced to OTLLC before December 31, 2011), $400.0 thousand received in 2012 prior to the Closing (advanced to OTLLC when received) and $1,275.0 thousand received after the Closing but before September 30, 2012. Since amounts were advanced to OTLLC prior to the Closing, they were reported as notes receivable on the Registrant’s records and as notes payable on OTLLC’s records. At Closing, when OTLLC became a wholly owned subsidiary of the Registrant, the notes in an aggregate amount of $725.0 thousand (including $325.0 thousand recorded at December 31, 2011 as notes payable at OTLLC) became an intercompany receivable/payable and were cancelled. In the nine months ended September 30, 2011, OTLLC generated $75.0 thousand from the issuance of convertible notes and $393.1 thousand from the issuance of short-term promissory notes to individual investors and to one vendor in settlement of costs incurred prior to the date of the note.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest, as of September 30, 2012:

Payments Due by Period
Contractual Obligations at September 30, 2012	Less than One Year	One to Three years	Three to Five Years	More Than Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	158,328	39,582	—	277,074
Long-term debt obligations	—	—	—	—	—
Capital expenditure obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley Act of 2002 (“SOX”) Section 404(a). Internal controls are a mechanism to ensure objectives are achieved and are under the supervision of the Company’s management. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse. These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control is “everything that helps one achieve one’s goals—or better still, to deal with the risks that stop one from achieving one’s goals.” Internal controls are mechanisms that are there to help the Company manage risks to success.

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

As of September 30, 2012 (the “Evaluation Date”), the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded that, during the quarter and nine month period ended September 30, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management determined that there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls that management considers being material weaknesses.

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

Management determined that the weaknesses identified above have not affected the financial results of the Company due to management’s additional review and analysis.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On the Closing Date, there were outstanding Series A Warrants with the right to purchase 1,450,000 shares of Company common stock, each with the current exercise price of $0.50 per share, related to the $725,000 portion of the financing as contemplated in the Merger Agreement that was completed as of the Closing. Between the Closing Date and September 30, 2012, additional Series A Warrants were issued having the right to purchase 1,550,000 shares of Company common stock, each with the current exercise price of $0.50 per share, related to the $775,000 portion of the financing as contemplated in the Merger Agreement that was completed after the Closing but before September 30, 2012. On July 23, 2012, additional Series A Warrants were issued having the right to purchase 500,000 shares of Company common stock, each at the current exercise price of $0.50 per share, related to the $250,000 portion of the financing as contemplated in the Merger Agreement that was completed on that date. On August 31, 2012, additional Series A Warrants were issued having the right to purchase 500,000 shares of Company common stock, each at the current exercise price of $0.50 per share, related to the $250,000 portion of the financing as contemplated in the Merger Agreement that was completed on that date. Also on August 31, 2012, additional Series A Warrants were issued to a consultant, each warrant having the right to purchase 133,335 shares of Company common stock, and each at the current exercise price of $0.50 per share.

In connection with the Merger, each outstanding incentive option to purchase an OTLLC unit as of the Closing Date is exchangeable for an option to purchase eight (8) shares of the Company’s common stock under the Company’s 2012 Equity Incentive Plan. Immediately prior to the Closing Date, there were 345,388 options to purchase OTLLC units outstanding. This could result in the issuance of 2,763,104 shares of the Company’s common stock at prices ranging from $0.125 per share to $0.625 per share in the event those options are exercised. In September 2012, incentive options to purchase 500,000 shares of the Company common stock at $0.745 per share were issued to a corporate officer, of which 250,000 options were immediately exercisable and 250,000 will become exercisable on the first anniversary date of the option grant (subject to certain requirements of the 2012 Equity Incentive Plan and the officer’s employment agreement).

The issuance of Series A Warrants was exempt from registration because such issuance did not involve a public offering in accordance with Regulation D or were offshore transactions in accordance with Regulation S.

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

•

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORYON TECHNOLOGIES, INC.
(Registrant)

Date: November 2, 2012	By:	/s/ Thomas P. Schaeffer
Thomas P. Schaeffer
Chief Executive Officer and Director

Date: November 2, 2012	By:	/s/ Mark E. Pape
Mark E. Pape
Chief Financial Officer, Chief Accounting Officer, Secretary and Director