Form 10-K
period 2012-12-31
Oryon Technologies, Inc.
filed 2013-02-28
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34212

ORYON TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2626737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4251 Kellway Circle, Addison, Texas 75001

(Address of principal executive offices)

(214) 267-1321

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act

None

Securities Registered Pursuant to Section 12(g) of the Act

Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,071,856.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 27, 2013, there were 62,660,778 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Cautionary Notice Regarding Forward-looking Statements

This Annual Report on Form 10-K contains certain “forward-looking” statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform act of 1995) and information relating to the Registrant and its subsidiaries that are based upon beliefs of, and information currently available to, the Registrant’s management as well as estimates and assumptions made by the Registrant’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “continuing,” “ongoing,” “may,” “will,” “should,” “could,” or the negative of these terms and similar expressions as they relate to the Registrant or the Registrant’s management, are intended to identify forward-looking statements. Such statements reflect the current view of the Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Annual Report on Form 10-K entitled “Risk Factors”) relating to the Registrant’s industry, the Registrant’s operations and results of operations and any businesses that may be acquired by the Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the Registrant believes that the expectations reflected in the forward-looking statements are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Registrant’s financial statements and the related notes filed herewith.

PART I

ITEM 1.—BUSINESS

History of the Company

In the late 1990’s, EL Specialists, Inc. (“ELS”), a company organized under the laws of Texas, the predecessor company of Oryon, engineered a technological breakthrough and developed a three dimensional, elastomeric, membranous lamp that eliminated the semi-rigid nature of conventional electroluminescent (“EL”) lamps. ELS patented and trademarked this process under the name Elastolite®.

Elastolite® was created to replace conventional EL with a highly malleable, flexible, and economical elastomeric EL lamp technology that could be applied directly to fabrics for safety purposes. This concept required lamps that were ultra-thin, extremely flexible, washable, crushable, formable, elastic, and heat resistant. To accomplish this formidable goal, the ink formulas and manufacturing processes of conventional EL would need to be restructured.

In 2002, MRM Acquisitions, LLC, a company organized under the laws of Texas (“MRMA”), acquired the patents and intellectual property (“IP”) of ELS and began preparing Elastolite® for commercialization.

In addition to the textile and related apparel applications for which it was invented, Elastolite® opened multiple new and innovative opportunities for EL lighting in membrane switches, keypads, compression-molded plastics, athletic apparel, toys, occupational safety, point-of-sale displays, automotive and household utilitarian and decorative applications. In addition, the acquired IP also contained innovative patents in the biometric field that management believes, when it is developed, will permit the launch of multiple, high volume, cost effective biometric applications.

In October 2002, OryonTechnologies, LP, a limited partnership formed under the laws of the State of Texas, was formed as the operating company charged with exploiting and commercializing the acquired technology. In October 2004, OryonTechnologies, LP was converted to a limited liability company, OryonTechnologies, LLC, a Texas limited liability company (“Oryon”), and MRMA subsequently exchanged all the IP and patents held by MRMA for membership units of Oryon. Oryon spent its first years preparing Elastolite® to be marketed.

In management’s opinion, Oryon created the framework to commercialize and successfully launch Elastolite® through multiple innovations Oryon developed through market testing during the years 2003 through 2011. Oryon test marketed Elastolite® in clothing with Marmot Mountain Ltd (2004) and with Lands’ End in over 100,000 lit textile products (2006). While the test marketing provided Oryon with technical information leading to the improvement of its technology, insufficient funding prevented Oryon from capitalizing on the resulting new product developments and

Oryon was unable to sustain the relationship with the early customers. In addition, Oryon licensed the technology to Rogers Corporation to light cell phone keypads which ultimately resulted in the Motorola Razr cell phone which sold over 100,000,000 units (2006-2009) and produced over $8,000,000 in revenues to Oryon. Subsequent innovations in smart phone and touch screen technologies have eliminated the large market for more expensive keypad-type cellphones that utilized Oryon’s technology.

In 2008, Oryon granted a license to a Fortune 100 company in the field of occupational safety, spent over a year developing and qualifying Elastolite® and the Elastolite® electronic system for apparel with a leading global sports apparel with the company’s advanced innovation team for product launch in 2009-10, and received the first volume production order from them in 2009. Further, Oryon produced light for costumes used by Disney in the December 2010 3-D release of the movie Tron Legacy, established a relationship with Disney Consumer Products (“DCP”) and has worked with a leading U.S. department store as well as Adidas, Puma and Under Armour, among others, in the development of lit products. However, without sufficient funding to be able to deliver Elastolite® to fulfill large orders, Oryon did not aggressively pursue major transactions with such customers. As a result of the completed Merger (defined below), the Company has capital resources to re-engage with previous customers and prospects to develop additional product applications utilizing the Company’s most updated technology and techniques, although additional capital will be required to enable the Company to fulfill large orders that might result from such re-engagement.

Based on the successful market testing and customer acceptance of the innovations developed by Oryon in the commercialization process of Elastolite® in the apparel (including sports apparel and shoes), textile, safety and gear markets, Oryon felt it would be ready to commercially launch Elastolite® in 2009. Consequently, in the summer of 2008, it hired an investment banker to raise the capital that would be required to support the launch of Elastolite® and to provide the time for Oryon’s Fortune 100 and 500 potential customers to incorporate it in their product development process.

Financial offering materials were prepared and a fund raising process was initiated in September 2008. Unfortunately, at that same time the deepening US financial crisis and the difficult economic environment made the financing process untenable. Oryon subsequently did not have the funds required to support the development of new products in conjunction with its customers. Management did not want its customers to launch products at a time when Oryon could not provide effective and timely customer support. In addition, the Motorola Razr cell phone was approaching its end-of-life as a product and future revenue from this source could not be counted on. Management of Oryon therefore began to take steps to (a) reduce overhead, (b) continue application development for potentially high volume future products, (c) hold and maintain its major customers until adequate funding was available to launch product with them and (d) maintain barriers to entry (Oryon’s extensive patent portfolio) for potential competition until adequate financial resources could be raised.

To accomplish the above, Oryon raised capital through the issuance of convertible notes primarily to angel investors, raising investment capital of $888,000 in late 2008 and 2009, $1,000,000 in December 2009 and early 2010, and $560,000 in 2011. The merger with the Registrant, the potential financial resources it can provide, both private and public, and access to the public financing market may provide an opportunity for Oryon to successfully launch Elastolite®, building upon the experience and customer relationships developed during the years 2008-2011.

Background of Transaction

The Registrant was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties under the name “Eaglecrest Resources, Inc.” The Registrant was formed to engage in the exploration of mineral properties for gold. The Registrant had not generated any revenue from its business operations prior to the closing of the Merger, and the Registrant had been unable to raise sufficient funds to implement its operations.

As a result of the current difficult economic environment and the Registrant’s lack of funding to explore mineral properties, in 2011, the Registrant’s Board of Directors began to analyze strategic alternatives available to the Registrant to continue as a going concern. Such alternatives included raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in the Registrant’s business plan. Through an introduction by an investment firm, Balanced Financial Securities, the Board of Directors identified Oryon as a potential strategic acquisition that the Board believed to be in the best interest of the Registrant and its shareholders. Oryon was attractive to the Registrant because it is a technology company with certain valuable products and intellectual property rights and has plans to grow its business. Oryon believed the Registrant to be an attractive business combination partner, due in part, to the perceived benefits of being a publicly registered company, allowing for increased access to capital. Accordingly, the parties entered into a letter of intent with respect to the Merger on October 24, 2011, executed the Merger Agreement on March 9, 2012, and closed the Merger on May 4, 2012.

Corporate Structure

As a result of the Merger, the organizational structure of the Registrant is as follows:

Subsidiaries

As noted in the diagram above, the Registrant owns 100% of the membership interest of Oryon, which then owns:

•

100% of the membership interest of OryonTechnologiesDevelopment, LLC (“OTD”), a company organized under the laws of Texas. OTD currently conducts sales, customer relations, R&D and product development for Oryon. Oryon is evaluating whether to merge OTD into Oryon.

•

100% of the membership interest of OryonTechnologies Licensing, LLC (“OTLIC”), a company organized under the laws of Texas. OTLIC currently conducts all licensing for Oryon. Oryon is evaluating whether to merge OTLIC into Oryon.

Previously, Oryon owned100% of Oryon Technologies International Pte, Ltd. (“OTI”), a company organized under the laws of Singapore that was liquidated in November 2012. The operations of OTI were not material to Oryon. OTI was officially deregistered in Singapore on November 6, 2012. In addition, Oryon owned 51% of Oryon Asia Pacific Safety, Ltd. (“OAPS”), a company organized under the laws of Hong Kong that is in the final stage of liquidation. The operations of OAPS were not material to Oryon.

In summary, although there are various subsidiaries and affiliates currently in existence, Oryon is in the process of streamlining and restructuring the Registrant by dissolving or merging them. The Registrant has only one subsidiary—Oryon. At Closing, Oryon was merged into Merger Sub, which had no corporate purpose other than to serve as the merger receptacle facilitating the transaction.

Strategy

Oryon acquired and continued to develop and patent an already highly patented and innovative next-generation technology in EL light. Oryon’s patented technology, trademarked Elastolite®, enables thin, flexible, malleable, crushable, water resistant lighting systems to be incorporated into many product applications in multiple markets that would not be feasible or, in some cases, even possible with current lighting technology. Elastolite® and its operating system, including electronics and harness, has been market tested and validated and is ready to be launched in support of its multiple market opportunities.

To take advantage of what management considers are its multiple market opportunities, Oryon intends to raise additional capital to support its growth strategy and its existing pipeline of opportunities. Even if successful in its capital formation efforts, Oryon will still not be able to take advantage of all the opportunities that now present themselves.

Oryon recognized during the commercialization process that Elastolite’s strength of being a platform technology for multiple applications in numerous industries can also be its weakness. Due to the immense size and divergent requirements of the multiple industries Oryon can target, Oryon must focus and initially limit the applications and industries in which it can make the most immediate impact. In this manner it can optimize its resources and more readily leverage the positive results it achieves.

Oryon will initially focus its efforts on apparel, textiles, shoes and subsequently membrane switches. It, therefore, will evaluate its current opportunities and select those customer applications which are presently within Oryon’s core technical competence and that present Oryon with both high level volume and profit potential. Oryon feels opportunities are presently available in the apparel, safety-apparel, textile and membrane switch industries.

To the extent there is adequate available capital, Oryon intends to (i) support its existing pipeline of opportunities in its target markets with additional application and technical transfer engineers and customer service personnel and (ii) take advantage of new, but previously identified, market opportunities in apparel, textiles and shoes. Once traction is achieved in its initial target markets, and planned development of new opportunities are completed, Oryon will attempt to expand into other targeted opportunities that presently exist with lit molded product applications such as laptop keypads, remote controls, toys, lit cycling and biking helmets, lit cell phone cases and multiple automotive opportunities. Subsequently, other opportunities in the following fields will be evaluated at a later date: point-of-sale, outdoor displays, security systems, household furnishings, decorative floorings, various military applications and molding in all of the above.

Apparel, Textiles, Shoes and Gear: Within Oryon’s target textile markets, billions of units are shipped each year. This market includes outerwear, industrial safety, municipal safety, military, athletic apparel, men’s, women’s and children’s clothing, shoes and gear. These markets generate over $250 billion annual revenues and are second in size only to the food industry.

When Oryon originally purchased patents for a new evolutionary EL lamp, trademarked Elastolite®, the technology, although functional in the lab, had never been commercially developed or validated. Oryon needed to obtain corroboration on the soundness of its lamp system on a commercial level. Oryon determined that its initial marketing with Elastolite® should be in the apparel, textile, shoe and gear markets. In 2004, Oryon began, through normal commercial relationships between itself and its customers, testing the validity of its lamp system with multiple companies in multiple markets relating to textiles. Oryon obtained the market corroboration and validation in the apparel, textile and gear arena through its test marketing of Elastolite® in over 100,000 apparel and gear items sold by Marmot Mountain and Lands’ End; through its work with the innovation team of a leading Fortune 500 sports apparel brand; by lighting the costumes for the Disney film Tron Legacy that was released in December 2010 and through its relationship with its Fortune 100 licensee in occupational safety products. Based on Elastolite® being sold by these companies in their products to consumers, used promotionally by these companies promoting their own products and by working with the development teams and factories from most of the companies that used Elastolite®, Oryon was not only able to corroborate its technology in the uses for which it was intended, but also able to make additional improvements to the Elastolite® system. Until Oryon raised adequate capital to support a larger customer base, it elected not to pursue active further development of products with the companies mentioned above.

Now that additional capital has been raised by Oryon, and Elastolite® is ready to be commercially launched, Oryon is now actively working with leading companies in their respective fields in apparel, textiles and gear and selectively re-engaging the companies mentioned above. Oryon will attempt to both grow and leverage these relationships. Product development time cycles with the larger global companies ranges between 12 and 18 months and with the smaller companies in a 6 to 8 month time cycle. Oryon believes that revenue, other than revenue generated from product development with these companies, will begin in the 2nd quarter 2013 and increase throughout 2013 and thereafter. Oryon will build a marketing, sales and customer service team in addition to application engineering and research and development teams that will both service and exploit existing customers and develop and manage new prospects and projects within each segment of the apparel and textile market it undertakes. At present, Oryon’s marketing, business development and customer service team is comprised of two people and Oryon plans to hire several additional people to this team as the customer base is expanded. Oryon currently has five people engaged in its engineering and research and development team and plans to add incremental personnel as the client base increases.

Expansion of its application engineering and research and development teams will be critical to the future success of Oryon. A large percentage of Oryon’s operating expense is incurred upfront in the product cycle when Oryon engineers work with Oryon customers in their product development. Further Oryon engineering man power is also needed once an order has been received (prototype or volume) when Oryon transfers its technology to the customer’s factories. Without this added engineering support, Oryon will be limited in the rate of growth of its volume.

As sales opportunities present themselves, Oryon will also expand its marketing and customer support teams. These teams will not only develop new customers and customer opportunities but will spend time interfacing between Oryon customers and Oryon engineering staff.

As of the current date, Oryon is actively working a prospect pipeline that management believes represents significant sales opportunities in the apparel and textile markets.

The timeline to market for major brands is approximately 12 to 18 months from inception of product development to shipment to retailer. While the sports apparel markets are prime targets for Oryon, Oryon will simultaneously develop the occupational safety and corporate identity markets which have a much shorter timeline to revenue. Oryon will establish strategic distribution and manufacturing relationships in the safety markets through which lit safety and corporate identity products will be sold.

Oryon is currently building the infrastructure and scalability required to service its customers in the apparel industry and to have the capability to expand its capacity to serve these customers as opportunities present themselves.

Membrane Switches, Gauges and Keypads: The primary applications in this target segment include cell phones and cell phone cases, appliances, remote controls, telecom equipment, medical instrumentation, industrial controls, gauges of all types and keypads. Oryon will hire marketing and sales management to work directly with large customers in these markets and manage the contract sales organizations that Oryon will utilize that are regionally focused and have existing channels and relationships that Elastolite® technology can leverage, complement and extend.

Compression and In-Molded Products: In late 2007, Oryon began testing the feasibility of in-molding and compression molding its lamps. Together with a significant international chemical company, Oryon lamps were successfully shaped and in-molded. To Oryon’s knowledge, Elastolite® is the only lamp technology that has been successfully in-molded. The success of this experiment opens up multiple applications such as lit cell phone cases, toys, in-molded lit keypads and decorative molding on many products. Oryon will actively continue its development of this technology for commercialization and launch the new technology as soon as traction is built in apparel, textiles, membrane switches and keypads.

Oryon will initially execute its growth strategy in its target markets as follows:

•

Oryon will develop its existing brand name with targeted customers in specific markets through direct sales, strategic relationships and/or licensing. Oryon’s existing targeted customers are principally established brands or retailers with proven revenue streams, known channels of distribution and consumer acceptance. Oryon will simultaneously develop the occupational safety and corporate identity markets that have a much shorter timeline to revenue.

•	In parallel, Oryon will create a highly adaptive licensing or strategic relationship model for both manufacturing and selling Elastolite®.

•

Oryon will build the needed sales infrastructure, both internal and external that will be responsible for working with sales prospects to develop specifications for product prototypes and co-develop new product applications.

•

Oryon will build an infrastructure of supporting companies (approved suppliers) with capabilities that will permit Oryon to become a solution provider to its strategic partners, customers and licensees in each of the market segments it undertakes.

•	Oryon will continually evaluate and expand the intellectual property and patent portfolio that will permit and enable its future growth and market opportunities.

As Oryon gains traction in its initial focus markets, it will gradually begin expanding into new market segments it has identified, such as in-molded products, membrane switches, point-of-sale, toys, automotive and military. Oryon will seek industry partners to either co-develop or license Elastolite® technology in promising new high technology fields that require extended developmental time horizons. Such fields include biometric fingerprint sensors in which Oryon holds two patents, high speed roll-to-roll printing that may permit Oryon to offer cost effective solutions for such product as floor lighting and printed flexible batteries. These new technological developments may provide expansive future growth opportunities for Oryon.

Revenues and Capital Requirements

Oryon’s historical revenues have been minimal as the focus has been on product development. Past revenues were principally generated through the following:

•	Market tests with Lands’ End and Marmot Mountain Ltd.;

•	Running jacket with leading Fortune 500 sports apparel brand;

•	Royalty from Rogers Corporation generated by the backlighting of the keypad of the Motorola RAZR cell phone

•	Prototypes created for prospective customers; and

•	Revenue generated by lighting the costumes for Disney’s movie Tron Legacy.

Oryon believes it will require additional capital in the future. It is currently developing a specific multi-year fundraising plan based on the following considerations:

•	The identification of potential new markets for our products;

•	Projected short and long term revenues and profits;

•	Personnel required to properly service its projected future sales; and

•	Future requirement for capital expenditures.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources”.

Technology

Oryon, utilizing polymer thick film technology, has created a new generation EL lamp. Oryon’s technology has created an elastomeric lamp that is capable of being placed on and over three dimensional shapes that require a high level of malleability in operation or performance. Traditional EL technologies require the EL lamp to be manufactured, or printed, on an indium tin oxide sputtered polyester foundation, which creates a semi-rigid structure. This structure is highly susceptible to both moisture and stress. Oryon’s patented innovation eliminates all rigid and semi-rigid materials used in constructing a traditional EL lamp and replaces those materials with membranous films, creating an elastomeric and membranous lamp that can be printed on many different surfaces. This breakthrough has opened multiple new and innovative opportunities for EL lighting in textiles and related apparel, membrane switches, keypads, toys, safety products, point of sale displays, automotive and household utilitarian and decorative applications and gear. Further, Oryon’s technology permits light to be printed only where it is needed on a cost effective basis.

Management of the Registrant believes that Elastolite®, Oryon’s trademarked electroluminescent lamp, is a disruptive platform lighting technology. Unlike reflective tapes, an electroluminescent lamp emits light by the direct conversion of electrical energy into light through energized phosphors. Although electroluminescent lamp technology is not new, Elastolite® broke through restrictive barriers previously existing that limited the growth of electroluminescent technology:

•	Elastolite® is a unique form of electroluminescent lamp

•	Elastolite® is 3-dimensional, elastomeric, membranous Polymer Thick Film (PTF)

•	Elastolite® can be printed directly on almost any surface

•	Elastomeric is a polyurethane ink structure

Advantages of Elastolite®

1. Edmundo Castillo – The Edmundo Castillo shoe shown above is currently being produced by Edmundo Castillo, a leading maker of couturier shoes, with plans for delivery to stores for 2013.

2. Disney/Adidas – The Adidas sneakers shown above were sneakers provided by Adidas and lit by Oryon for promotion of Disney’s movie Tron Legacy. They were displayed at Comic-Con in 2010. Adidas, Disney and Oryon worked together on this promotion. These shoes were sold at a charity event sponsored by Disney.

3. Occupational Safety – The occupational safety jacket above is not in the market. It was developed by Oryon to show potential customers the safety advantages of lighting occupational safety apparel for occupational safety workers such as police, fire, EMS, construction workers, etc.

4. Life Preservers – The life preserver shown above is a mockup demonstrating the added safety feature Elastolite® can bring to boaters or people working in a water environment. The life preserver is not currently in the market.

The above characteristics permit Oryon’s Elastolite® to be advantageously positioned alongside other lighting technologies such as traditional EL and light emitting diode (“LED”) technology. Oryon believes Elastolite® offers multiple advantages over existing light technologies such as:

•

Water Resistant – Elastolite®, unlike LED’s and traditional EL lamps, is an all-weather lamp. Although it is not, in its natural state, totally waterproof, it is highly water resistant. It can be machine washed and dried. Unlike competitive lighting sources, it is a natural addition to any article of clothing, gear, or safety related product that is used or worn in an outdoor environment or to most outdoor displays where resistance to adverse weather is required.

•

Elastomeric and Moldable – Elastolite® is 3-Dimensional. Unlike traditional EL lamps or LED’s, it can stretch, bend, fold or literally be united with almost any application where flexibility and malleability are important. Elastolite® is extremely thin. The thinness and elastomeric malleable characteristics permit Elastolite® to be applied or printed to clothing where movement and comfort are important or it could, with some additional development, be placed directly under or in-molded into individual keys on keypads or push buttons on membrane switches thereby maintaining a tactile feel while providing a uniform high quality light literally unobtainable by competing light sources.

•

Durable – Distinct from traditional EL, due to its elastomeric, membranous and homogenous polyurethane structure, Elastolite® will not crease or break when folded, bent or compression molded. It can withstand both heat and cold, yet generates no heat of its own. In switch and keypad applications it has successfully been tested to over 10,000,000 actuations. These characteristics permit Elastolite® to be molded, used directly under laptop and membrane switch keypads, withstand the rigors clothing applications require and survive uses on outdoor applications such as outdoor displays, equipment, and rainwear in addition to multiple military applications.

•

Economical– Elastolite®, although capable of being created with thermally cured inks, is principally built based on Ultra Violet (“UV”) cured inks. This permits Elastolite® to be printed on high speed roll-to-roll printing equipment and can eliminate costly elongated thermal heating equipment required by traditional EL lamp systems. Additionally, as opposed to printing on an ITO PET substrate like traditional EL, Elastolite® can be printed on most substrates and printed only where light is needed thereby eliminating wasted materials and integration and assembly labor. Oryon’s membrane switch patents also eliminate most all hand assembly required when building a membrane switch.

•

Moldable – Elastolite® can be in-molded or compression molded into or onto plastics. Because of the durable and elastomeric advantages described above, Elastolite® can withstand the pressure, heat and deformation required when in-molding it into plastic applications. This opens up multiple potential applications such as lit cell phone cases, lit logos on company products, and lit decorative effects printed with graphics on multiple plastic products. It permits light to take the shape of the product or application onto which it is placed.

•

Uniform Light – Elastolite® is a blanket uniform light as opposed to a LED point light. Although not as bright as an LED; in poor visibility or at night, it can be seen more easily. Since the light can be placed directly where light is needed, the resulting effort is a uniform high quality light thereby enhancing the value of any product where quality of light and image is important.

Because of its unique characteristics and competitive advantages, Oryon believes Elastolite® is an enabling technology that allows new and innovative uses of light in product applications in which light, using any other lighting technology, previously was not practical or cost effective. Unlike other lighting technologies, due to its elastomeric, durable and cost effective features and thereby its ability to be folded, crushed, molded, and washed, Elastolite® opens up the possibility of multiple breakthrough innovative applications spanning numerous industries.

Intellectual Property

Oryon’s intellectual property (“IP”) position has provided the company with a strong competitive position. As of December 31, 2012, Oryon had 57 patents considered by management to be material, including 18 U.S. patents (all issued and none pending) and 39 international patents (32 issued and 7 pending). Oryon’s core patents are not related directly to specific products, but instead relate to technical processes, manufacturing methods, materials and other aspects of Oryon’s Elastolite® technology, including, for example, producing a lamp in a membranous form, the use of UV cured inks in a membranous lamp, construction of a lit membrane switch through a continuous printing methodology and others related to the manufacturing or construction of the lamps. Oryon has two biometric patents that Oryon management believes, when they are developed, will permit the launch of multiple, high volume, cost effective biometric applications. The following table lists Oryon’s patents, both issued and pending, the jurisdictions in which they were filed, the dates issued and the expiration dates.

Name	Jurisdiction	Issue Date or Pending	Expiration Date
Addressable PTF Receptor for Irradiated Images (Biometrics)	US	8/30/2005	12/21/2021
Addressable PTF Receptor for Irradiated Images (Biometrics)	Germany	Pending	12/21/2021
Alerting System Using Elastomeric EL Lamp Structure	US	8/7/2001	12/30/2016
Alerting System Using Elastomeric EL Lamp Structure	Taiwan	4/15/2002	1/11/2021
Deployment of EL Structures on Porous or Fibrous Substrates	US	4/22/2003	5/30/2016
Elastomeric EL Lamp on Apparel	US	10/30/2001	10/15/2018
Elastomeric Electroluminescent Lamp	US	1/5/1999	12/30/2016
Elastomeric Electroluminescent Lamp	South Korea	8/21/2001	12/22/2017
Elastomeric Electroluminescent Lamp	Australia	3/22/2001	12/22/2017
Elastomeric Electroluminescent Lamp	Belgium	6/2/2010	12/22/2017
Elastomeric Electroluminescent Lamp	France	6/2/2010	12/22/2017

Elastomeric Electroluminescent Lamp	Great Britain	6/2/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Italy	6/2/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Netherlands	6/2/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Canada	3/29/2005	12/22/2017
Elastomeric Electroluminescent Lamp	Germany	6/2/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Spain	6/2/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Hong Kong	10/29/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Mexico	10/8/2003	12/22/2017
Electroluminescent Lamp Membrane Switch (Continuation)	US	3/6/2007	6/9/2025
Electroluminescent Lamp Membrane Switch (Continuation)	EU	Pending	4/6/2026
Electroluminescent Lamp Membrane Switch (Continuation)	China	5/26/2010	4/6/2026
Electroluminescent Lamp Membrane Switch (Continuation)	Japan	Pending	4/6/2026
Electroluminescent Lamp Membrane Switch	US	5/23/2006	6/9/2025
Electroluminescent Lamp Membrane Switch (CIP)	US	2/17/2012	6/14/2026
Electroluminescent Lamp Membrane Switch (CIP)	China	6/5/2012	6/6/2027
Electroluminescent Lamp Membrane Switch (CIP)	Hong Kong	Pending	6/6/2027
Electroluminescent Lamp Membrane Switch (CIP)	Taiwan	Pending	6/12/2027
Electroluminescent Lamp Membrane Switch (CIP)	EU	Pending	6/7/2027
Electroluminescent System in Monolithic Structure	US	1/5/1999	5/30/2016
Electroluminescent System in Monolithic Structure	Spain	7/14/2004	5/29/2017
Electroluminescent System in Monolithic Structure	Great Britain	7/14/2004	5/29/2017
Electroluminescent System in Monolithic Structure	Germany	7/14/2004	5/29/2017
Electroluminescent System in Monolithic Structure	Hong Kong	12/24/2004	5/29/2017
Irradiated Images Described by Electrical Contact	US	7/18/2000	6/8/2018
Irradiated Images Described by Electrical Contact	Singapore	11/28/2003	6/8/2019
Irradiated Images Described by Electrical Contact	Taiwan	5/1/2003	12/2/2019
Irradiated Images Described by Electrical Contact	Canada	5/19/2009	6/8/2019
Irradiated Images Described by Electrical Contact	Japan	5/14/2010	6/8/2019
Irradiated Images Described by Electrical Contact	South Korea	6/14/2006	6/8/2019

Membranous EL System in UV-Cured Urethane Envelope	US	4/6/2004	10/10/2021
Membranous EL System in UV-Cured Urethane Envelope	China	4/11/2007	10/10/2021
Membranous EL System in UV-Cured Urethane Envelope	EU	Pending	10/10/2021
Membranous EL System in UV-Cured Urethane Envelope	Taiwan	1/7/2004	10/11/2021
Membranous EL System in UV-Cured Urethane Envelope	Japan	4/15/2011	10/10/2021
Membranous Monolithic EL Structure with Urethane Carrier	US	2/24/2004	10/10/2021
Membranous Monolithic EL Structure with Urethane Carrier	Japan	9/26/2008	10/10/2021
Membranous Monolithic EL Structure with Urethane Carrier	Taiwan	1/13/2004	10/11/2021
Membranous Monolithic EL Structure with Urethane Carrier	China	5/23/2007	10/10/2021
Method of Construction of Elastomeric EL Lamp	US	8/7/2001	12/30/2016
Method of Construction of Elastomeric EL Lamp	China	4/9/2008	10/15/2019
Method and Apparatus for Illuminating a Key Pad	US	11/30/2004	6/8/2020
Method for Constructing EL System in Monolithic Structure	US	11/9/1999	5/30/2016
PTF Touch Enabled Image Generator	US	8/12/2003	6/8/2018
UV-Curable Inks for PTF Laminates (Including Flexible Circuitry)	China	11/8/2006	6/19/2022
Highly Transmissive Electroluminescent Lamp	US	1/31/2012	12/12/2026
Translucent Layer including Metal/Metal Oxide	US	7/17/2001	10/15/2018

Oryon keeps developing its technology and, with the support of the funding provided by future financings, will continue to expand, maintain and enforce patent rights and protect its IP and trade secrets.

Oryon’s technology comprises three basic components: the core EL lamp, electronics to power the lamp, and the interconnect system between the lamp and the power system. Through outsourcing, Oryon believes that it has established the infrastructure, principally through third parties, to scale the manufacturing of the technology. Oryon continues to develop the technology to gain cost advantages, improve performance and functionality, and to support new applications. The technologies, processes and designs described in Oryon’s patents are incorporated into many of Oryon’s important products and expire at various times.

Oryon has developed significant processes and methodologies for integrating Elastolite® systems into end-user applications and products in the textile and membrane switch markets, successfully tested in molding Elastolite® into plastics and moving forward with the concept that Elastolite® can be printed on high speed roll-to-roll printers. Oryon also has successfully worked with many of its customers’ contract manufacturers and assemblers to integrate Elastolite® into their manufacturing operations. In addition, Oryon has setup and managed relationships with low cost, high quality contract manufacturers.

These patents that protect Oryon from certain potential competition come at a high cost. The average cost to obtain a patent ranges anywhere from $25,000 to $100,000 per patent in addition to the annual financial maintenance requirements Oryon must pay to maintain the patents. Failure to pay maintenance fees on each outstanding patent will cause a loss of the patent in the individual country in which the patent’s renewal fee is not paid. Fees can range as high as $5,000 per renewal.

Each country has its own rules and regulations for both obtaining and maintaining patents although there is coordination and streamlining of processes between European Union countries. Patents can be filed in one filing for multiple countries, and once approved, individual countries where the patent will be effective can be selected. Cooperation also exists in filings between the European Union and the U.S.

Patents, even when approved and issued can still be challenged by third parties as not being valid. The possibility always exists that there are competing patents or technologies existing at the time the patent was issued that were overlooked when the patent was issued. Patents can be challenged and lost based on previously existing prior art. There are also multiple rules and regulations one must follow when challenging a patent or making claims when prosecuting a patent. Patent law is complex and expensive. Although Oryon feels secure with its patents, there always remains the possibility that challenges to these patents may arise and Oryon’s patents invalidated.

Oryon will continue to evaluate the business benefits in pursuing patents in the future. Oryon currently protects all of its development work with confidentiality agreements with its engineers, employees and any outside contractors. However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute Oryon’s intellectual property or technology or otherwise develop a product with the same functionality as Oryon’s IP. Policing unauthorized use of intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, Oryon cannot be certain that the steps it has taken or will take in the future will prevent misappropriation of its technology or intellectual property, particularly in foreign countries where Oryon may do business, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

Products and Distribution

Although Oryon has the potential to create multiple applications and products in multiple industries, Oryon management has determined to attack these markets not with its own products that would require unique design, development, marketing and manufacturing expertise and capability, but rather by targeting established brands, retailers or companies with proven revenue streams, known channels of distribution and consumer acceptance and in cooperation with these companies let Oryon’s technology become an integral part of these companies’ products. Oryon’s targeted customers typically have design, development and marketing teams as well as factories capable of producing their products in mass. Oryon will work with the designers and product developers from these companies to design Oryon’s Elastolite® and supporting technology into their own products and through technology transfer teach their factories how to integrate Elastolite® into their manufacturing process. To date, Oryon has worked with or provided Elastolite®, through license agreements, to the following companies: a leading Fortune 100 company, a leading Fortune 500 sports apparel and shoe brand, Lands’ End, a leading international sport and shoe brand, Marmot Mountain, Rogers Corporation, Motorola, Puma, Under Armour and suppliers to Disney.

Oryon has and will distribute Elastolite® through multiple brands and corporations seeking the ability to differentiate their products with Oryon’s Elastolite®. Oryon’s customers have been and will principally be established leaders in their respective industries with defined channels of distribution and product acceptance. As Oryon expands into new industries or product applications, it will seek to partner with leading companies in each of its target markets.

Manufacturing

Oryon is not in the manufacturing business. Oryon has in the past established and trained third party manufacturers capable of producing Elastolite® in volume. Management anticipates continuing this policy and developing additional third party relationships in the future. These manufacturers typically will be established through licenses granted to them by Oryon. Other than samples or small lots created for sales purposes, Oryon will outsource the production of Elastolite® to these companies. Oryon does not have any exclusive manufacturing agreements and at present, no outsourced manufacturer represents a significant portion of Oryon’s manufacturing business.

Oryon either designs the technology needed to operate Elastolite® (principally inverters that power the Elastolite® lamp) or contracts the creation of the technology with third party design teams. All inverters must meet pre-established design and performance criteria established by Oryon. Once created and successfully tested, the manufacture of the electronics is contracted to third party manufacturers and assemblers, both domestic and foreign. Oryon itself does not manufacture, other than prototypes, any of the electronics needed to operate Elastolite®.

To ensure that Elastolite® and the products in which Elastolite® is used is of the highest quality and standards, Oryon has and continues to establish quality control systems and procedures at all levels of product development, design and manufacturing regardless of the customer or the factory in which it is produced. Some of the procedures pertain to the following:

•	Testing and understanding the specifications of all materials on which Elastolite® is placed.

•

Working closely with Oryon’s customers’ design and product development teams, at the earliest stages of product creation, to ensure that Elastolite® is properly designed into their product and is capable of low cost mass production.

•

Manufacturing guidelines and procedures are established with Oryon customers’ factories and Oryon technical transfer engineers to train the factories in low cost methods of integrating Elastolite® into the manufacturing process.

•	Continual audit of third party manufacturers.

•	Establishment of well-defined processes and standards that must be met in manufacturing.

•	Quality control on all materials used in each stage of manufacture.

•	Continual monitoring and adherence to environmental rules and regulations and the meeting of proper working conditions under which Elastolite® is produced.

Industry and Competition

Oryon positions itself alongside other lighting technologies such as traditional EL and LED. In management’s opinion, Elastolite® is an enabling, innovative technology allowing the use of light in products and applications that heretofore were not practical or cost effective.

As a result, Elastolite® is defining its own application space. This is especially true in the textile market, where other lighting technologies have limited capabilities. Among its primary competitive advantages, Elastolite® is positioned in applications demanding ruggedness, durability, wearability and flexibility.

	Elastolite®	Traditional EL	LED
Temperature	Cool	Cool	Warm
Lighting	Uniform	Uniform	Point
Thickness	Ink Layer	Ink Layer +	Surf. Mount
Flexibility	Rubber Like	Semi-Rigid	Rigid
Water Resistant	Yes	No	No
Moldable	Yes	No	No

Traditional EL. Traditional EL is typically used as backlighting in conditions where high flexibility is not required, need for ruggedness is average and water resistance is not an issue. Traditional EL is at a distinct disadvantage to Elastolite® in the switch segment since Elastolite® is capable of applying its light directly behind, or directly onto, a key. Traditional EL providers actually cut out the key placements from a polyethylene terephthalate (PET) substrate containing EL. Through Oryon’s patented printing process for switches, customers can save money, improve manufacturing, and improve the quality of lighting. Within the apparel space, conventional EL products are very limited because traditional EL cannot be washed, without incurring additional costs to waterproof, and is rigid or semi-rigid in nature.

LED. LED is normally deployed as a point light source where there is average need for ruggedness, little need for large areas of uniform light, and no need for flexibility or water resistance. LEDs are typically used as indicator lights, in camera displays, and in cell phones. More recently LEDs have advanced in brightness characteristics and are being positioned as a replacement to incandescent lighting technology. The pointed nature of LEDs creates non-uniform light which cannot be channeled effectively onto the intended surface. This creates a low quality appearance, especially in switch applications. In addition, as the trend toward miniaturization continues, LEDs are in many cases not thin enough for membrane switch applications. Many switch applications require extensive flex at one or more connection points, which LEDs cannot handle. In addition, the price-power-quality tradeoff is not optimal. LED prices in the switch segment increase proportionately with the number of LEDs used in a particular application. Because Elastolite® is a blanket light, it can achieve full coverage of uniform light that cannot be achieved by LEDs. The more LEDs required in a particular application to achieve a given light effect, the higher the cost. In any given application, the cost advantages/disadvantages between LED’s and Elastolite® are based on the quality of light demanded and the number of LEDs required to obtain that quality.

We believe that Elastolite® should be the light of choice where high-quality uniform lighting is required that needs to be thin, malleable, washable and durable when exposed to multiple stresses. It is not the light of choice for all applications. Traditional EL and LEDs may be preferred when used in non-stressed environments where brightness is needed. LEDs can be cheaper to use than Elastolite® where quality of light is not paramount. In addition, traditional EL presently requires less power than Elastolite® to achieve the same brightness, although Elastolite’s increased power demands permit applications with the same brightness, but with increased malleability, which is one of Elastolite’s differentiating characteristics. One of Oryon’s research objectives is the reduction in power demanded by Elastolite® while maintaining its increased malleability. LEDs can be used in full color active displays whereas neither Elastolite® nor traditional EL can presently be used in this manner. Nevertheless, we are not aware of any significant competitors utilizing LEDs or traditional EL for stressed applications such as apparel where we are focusing our marketing efforts.

To the extent that we pursue applications in non-stressed uses such as keypad backlighting or similar uses, we view our competition to consist of other light sources or technologies, such as traditional EL, LEDs, fiber optics or organic light-emitting diodes (OLED). Oryon has focused on target markets where it has significant advantages relative to these other technologies. Oryon views competitors in many of its market segments as potential customers because Elastolite® can offer solutions that are complementary to competitors’ existing applications. Traditional EL is a limited market, therefore no dominant player exists. There are many small companies in the field. Some of the leading players in the field include Rogers Corporation, Hansung, Planar, EL Korea and DuPont. Newer entrants include Lyttron (subsidiary of Bayer), Salux and others that may have pursued alternative EL technologies; however, Oryon is not aware of any market traction related to a competitive technology.

Oryon is focused on continuing the development of its IP and know-how, aligning itself with the strongest possible strategic partners and expanding its infrastructure to service customers in its target markets. We believe these activities will increase barriers to potentially competitive technologies.

Markets

Because Oryon’s Elastolite® is a platform lighting technology, management believes that lit applications heretofore untried, impractical or ineffective as a light solution are now possible to achieve. Two examples are the Motorola Razr cell phone and lighting on clothing and gear.

•

Motorola, in building a state-of-the-art icon cell phone, wanted the phone to be both thin and provide uniform lighting in the keypad. Without adding a multiplicity of LED’s, uniform light would be hard to achieve as the LED could not be placed directly under the keypad and even if it were, the tactile feel of the keypad would be lost. Further, Elastolite®, being extremely thin, helped the overall objective of thinness of the cell phone. Traditional EL was not practical to use. Although it was thin, and even flexible, it was neither malleable nor durable. It would not wear satisfactorily and the tactile feel would be lost. The solution was Elastolite®. To date over 100,000,000 cell phones have been produced using Oryon’s Elastolite® technology.

•

Outdoor Apparel and Occupational Safety Clothing and Gear: Lighted clothing in the past, although possible, was either impractical, difficult to wear, not cost effective or suited for an outdoor environment or for washing. Elastolite® eliminated these obstacles. Being washable, malleable, durable and friendly to outdoor environments, it developed clothing applications that were market tested and validated. As a result of the information learned from these tests, Oryon was able to refine Elastolite® and its electronic system to where a Fortune 500 company and a leading sports apparel company, integrated it into a product for retail introduction in late fall/winter 2009-10. In addition, the world’s leading company in reflective materials and office products, a Fortune 100 company, licensed in December 2008 the use of Elastolite® to integrate with their existing product mix.

Elastolite® caters to multiple multi-billion dollar companies and markets. The above are just a few examples of these markets. The premier markets for Elastolite® include:

• Outdoor Apparel, Textiles and Gear	• Gauges

• Occupational Safety Apparel and Products	• Lit bicycles and Motorbikes

• Keypads and Membrane Switches	• Carpet Runners
• In-Molded and Compression Molded Products • Cell Phone Cases • Keypads	• Household Appliances • Microwaves • Air Conditioning Units, Etc.

• Automotive • Dashboards and Controls • Decorative • Safety	• Security Systems

• Costumes	• Outdoor Advertising and Displays

• Point of Sale	• Outdoor Equipment

• Decorative Floorings	• Military

• Toys and Games	• Multiple Miscellaneous Applications

Seasonality

Elastolite® is global in usage and its seasonality is dependent on the applications to which it becomes attached. As an example, many outdoor utilitarian products, although used year round, will achieve their highest outdoor utility during periods of the greatest and longest darkness; fall through spring. Some products such as toys and decorations will reach their highest consumer consumption during the Christmas holiday season. Other applications, such as military and automotive, have no seasonality.

Government Regulation

Being a new technology, there are few governmental regulations that directly affect Elastolite®. Regardless, Oryon’s larger customers have established many environmental and work place regulations that do affect their suppliers and contractors. Oryon, although typically a second tier supplier to these customers, must meet the environmental and workplace standards established by each of its customers. Most of these standards overlap from one company to the next although Oryon must be careful that it meets, at a minimum, all standards established by its customers.

In addition, in the United States, Oryon is or may be required to comply with certain federal health and safety laws, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws regulating the sales of products in schools, and various other federal statutes and regulations. Oryon may also be subject to various state and local statutes and regulations, including California Proposition 65 which requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. Many of our customers who sell products in California may be required to provide warning labels on their products. Oryon relies on legal and operational compliance programs, as well as local counsel, to guide its businesses in complying with applicable laws and regulations of the jurisdictions in which it does or plans to do business. Further, the conduct of Oryon’s businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of Elastolite®, are and will be subject to various foreign laws and regulations administered by government entities and agencies in markets where Oryon may operate and sell Elastolite®. It is Oryon’s policy to abide by the laws and regulations that apply to its business.

Also, Oryon must be careful it understands and adheres to standards established in the U.S., the European Union and multiple Asian countries where Elastolite® is produced and potentially distributed in addition to Underwriters Laboratories Inc. (UL) and Conformance European (CE) standards established on the electronic components used to power Elastolite®.

Oryon does not anticipate at this time that the cost of compliance with U.S. and foreign laws will have a material financial impact on its operations, business or financial condition, but new regulatory and tariff legislation or changes in existing regulations may have a material negative effect on Oryon’s business in the future. Oryon is also committed to meeting all applicable environmental compliance requirements. Environmental compliance costs are not expected to have a material impact on Oryon’s capital expenditures, earnings or competitive position.

Employees

Oryon has five full-time employees. Occasionally, Oryon engages temporary part-time workers or consultants to assist in the completion of specific assignments or projects. All full-time employees are offered the opportunity to receive healthcare benefits. No employees are covered by collective bargaining agreements. Certain management employees of Oryon have employment agreements with individually customized terms. Oryon has an equity incentive plan and all Oryon employees are eligible for grants under that plan.

ITEM 1A.—RISK FACTORS

The statements contained in this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.

Risks Relating to Our Company and Our Industry

Oryon has limited revenues and has incurred losses.

Oryon has limited revenues and we anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate additional revenue or receive additional investment to continue operations. In 2012 and 2011, Oryon had losses of approximately $2.6 million and $1.6 million, respectively. Based on our current internal forecast, we anticipate that we will continue to incur losses through the year ending December 2013.

We operate a business that is highly speculative and may not generate any profit.

There can be no assurance that our products will have commercial viability and/or that our plan to develop and exploit our technology is feasible. Because of the numerous risks and uncertainties associated with developing and marketing new technologies, we are unable to predict the extent of any future profits, if at all. We have financed operations and internal growth primarily through funding provided by investors and funds generated from operations. To date, we have devoted substantially all of our efforts to research and development, infrastructure building and initial marketing activities. There is no guarantee the cost estimates used by us or the sales volumes projected are accurate and will be attained. An inability to meet sales volumes as forecast or to achieve assumed cost figures could have a negative impact on our profitability, cash flow and survival. Some of the initial sales volumes that we are projecting are expected to be in the apparel and gear areas. These areas are highly volatile and sometimes affected by economic conditions beyond our control, which could impact planned sales volumes and could negatively impact our finances.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended December 31, 2012.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from limited revenues, equity and debt financings. We currently do not have adequate capital or revenue to meet current or projected operating expenses. We anticipate needing substantial additional capital in the near future to develop and market new products, services and technologies. We currently do not have commitments for financing to meet our expected needs and we may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations and product development, we expect that we will require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt and could increase our expenses, and would be required to be repaid regardless of our operating results. Moreover, we may issue equity securities in connection with such debt financing. Equity financing, even if obtained, could result in ownership and economic dilution to our existing stockholders and/or require us to grant certain rights and preferences to new investors. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current operations.

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

Our future success will depend upon our ability to develop and introduce different and innovative lighting solutions and applications for Elastolite®. In order to develop our market share, the impact of our products must address a consumer need and then meet that need in the areas of quality and derived benefits. There can be no assurance of our ability to meet that need and there is no assurance that consumers will purchase our products. Additionally, our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins which would adversely affect our results of operations. Product lifecycles for some consumer electronic products in which our products may be used may be limited to a few years before consumers’ preferences change. There can be no assurance that our products will become or remain profitable for us. Our industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product initiatives. We also may be unable to penetrate new markets. If we are unable to address any or all of these issues, it may affect our ability to produce revenues and our business, financial condition and results of operations will be adversely affected.

If we are unable to develop and establish brand image or product quality, or if we encounter product recalls, our business may suffer.

Our success depends on our ability to develop and establish brand image for our products, lighting solutions and applications for Elastolite®. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image or consumer preferences. Product quality issues, real or imagined, or allegations of product defects, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance. While we do not expect to have any credible product liability litigation, there is no assurance that we will not experience such litigation in the future. In the event we do experience product liability claims or a product recall, our financial condition and business operations could be materially adversely affected.

We may acquire or make investments in companies or technologies that could cause loss of value to our stockholders and disruption of our business.

Subject to our capital constraints, we intend to continue to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

•	Failure to integrate the acquired assets and/or companies with our current business;

•	The price we pay may exceed the value we eventually realize;

•	Loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

•	Potential loss of key employees from either our current business or the acquired business;

•	Entering into markets in which we have little or no prior experience;

•	Diversion of management’s attention from other business concerns;

•	Assumption of unanticipated liabilities related to the acquired assets; and

•

The business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are subject to, as well as additional risks.

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

Our industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

•	Effectively using and integrating new technologies;

•	Continuing to develop our technical expertise;

•	Enhancing our engineering and system design services;

•	Developing services that meet changing customer needs;

•	Advertising and marketing our services; and

•	Influencing and responding to emerging industry standards and other changes.

An interruption in the supply of products and services that we obtain from third parties could cause a decline in sales of our products.

In designing, developing and supporting our products, lighting solutions and applications for Elastolite®, we rely on many third party providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. If our liquidity deteriorates, our vendors may tighten our credit, making it more difficult for us to obtain suppliers on terms satisfactory to us. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

Growth of internal operations and business may strain our financial resources.

We intend to significantly expand the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of our financial and information management systems;

•	The need to manage strategic relationships and agreements with manufacturers, suppliers and distributors; and

•	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

Current global economic conditions may adversely affect our industry, business and result of operations.

Historically, disruptions in the current global credit and financial markets have included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, manufacturers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Significant changes in government regulation may hinder sales.

The production, distribution, sale and marketing of our products and technology are subject to the rules and regulations of various federal, state, local and foreign agencies, various environmental statutes, and various other federal, state, local and foreign statutes and regulations applicable to the production, transportation, sale, safety, and advertising of or pertaining to our products and technology. New statutes and regulations may also be instituted in the future. Compliance with applicable federal and state regulations is crucial to our success. Although we believe that we are in compliance with applicable regulations, should the federal government or any jurisdiction in which we operate amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. Such regulations could require the reformulation of certain products to meet new standards, market withdrawal or discontinuation of certain products we are unable to re-design or re-formulate, imposition of additional record keeping requirements and expanded documentation regarding the properties of certain products. Failure to comply with applicable requirements could result in sanctions being imposed on us or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution. Further, if a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be required to have the packaging of our products changed which may adversely affecting our financial condition and operations. We are also unable to predict whether or to what extent a warning under any of applicable statute would have an impact on costs or sales of our products.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. Currently, and going forward, we expect to rely on a combination of U.S. and foreign patents, trademarks, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products or services are made available. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. We rely in part on our currently issued patents to support competitive position. There can be no assurance that some of our patents will not be challenged at a later date. There can be no guarantee that we will be successful in obtaining additional patents that we may need at a later date to support certain growth initiatives. Our ability to defend our patents, if they are challenged, or the inability to obtain certain patents in the future, could have a material adverse effect in future periods. If we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

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

The electronic and alternative lighting industries are characterized by vigorous protection and pursuit of intellectual property rights and positions, which results in protracted and expensive litigation for many companies. Other companies with greater financial and other resources than us have gone out of business from costs related to patent litigation and from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and be sued for patent infringement or infringement of another party’s intellectual property or proprietary rights. If we or our products are found to infringe the intellectual property or proprietary rights of others, we may have to pay significant damages or be prevented from making, using, selling, offering for sale, or importing such products or services or from practicing methods that employ such intellectual property or proprietary rights.

Further, we may receive notices of infringement of third-party intellectual property rights. Specifically, we may receive claims from various industry participants alleging infringement of their patents, trade secrets or other intellectual property rights in the future. Any lawsuit resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology or manufacturing processes that contain the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license for the relevant intellectual property, which may not be available on commercially reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property with non-infringing intellectual property, which may not be possible.

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

We are subject to potential technological obsolescence.

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

After we introduce some of our products to the market, it is expected that we will attract an increased level of competition from companies that make products that are similar to our products. Any increased level of competition from other companies in the areas that we have targeted could lead to lower margins than projected and have a negative impact on us. We have made assumptions on the timing and cycles to market that, if in error, could adversely impact future revenue and cash flow.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Prior to the Merger, the individuals who now constitute our senior management team had never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal and regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

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

Pursuant to our Articles of Incorporation, we currently have 600,000,000 shares of common stock authorized and 50,000,000 shares of preferred stock authorized. As of December 31, 2012, we had 62,660,778 shares of common stock issued and outstanding and up to an additional 16,208,014 shares issuable upon exercise of outstanding options and warrants. As a result, our board of directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which, if issued, could cause substantial dilution to our existing stockholders. In addition, we may elect to issue preferred stock or other securities in the future having rights and preferences greater to our common stock. Our Articles of Incorporation provide that the Board may designate the rights and preferences of preferred stock without a vote by the shareholders.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is not listed on any stock exchange, although it is quoted on the OTCQB Tier of the U.S. OTC Markets. No trades of our common stock took place on the OTCQB prior to the Merger. No assurance can be given that an active market will continue to develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Merger, and as such, sales of our securities pursuant to

Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K, as amended, dated May 4, 2012, was filed with the SEC reflecting our status as a non-“shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or until a year after the date of the filing of our Current Report on Form 8-K, as amended, dated May 4, 2012, and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

The SEC approved listing standards for companies using reverse mergers to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse merger company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE MKT (formerly NYSE-Amex) or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financials. We would be required to maintain a minimum $4 share price ($2 or $3 for NYSE MKT) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future. In order for the minimum stock price requirement to not apply, we must satisfy the one year trading requirement and file at least four (4) annual reports with the SEC after the Merger. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None.

ITEM 2.—PROPERTIES

The Registrant’s executive office and development facility is located at 4251 Kellway Circle, Addison, Texas 75001. The rent for this property is $6,597 per month. The Registrant’s main telephone number is: (214) 267-1321 and its fax number is (214) 267-1303. The Registrant’s website is located at http://elastolite.com.

ITEM 3.—LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its properties are subject which are, in the opinion of management, likely to have a material adverse effect on the Company’s results of operations or financial condition. The Company’s legal counsel is Looper Reed & McGraw PC, Dallas, Texas.

ITEM 4.—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Completion of Acquisition or Disposition of Assets

On May 4, 2012 (the “Closing Date”), Oryon Technologies, Inc., a Nevada corporation (the “Registrant,” “ORYN” or the “Company”), closed a merger transaction with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and OryonTechnologies, LLC, a Texas limited liability company (“Oryon”) pursuant to an Agreement and Plan of Merger dated March 9, 2012 (the “Merger Agreement”).

We signed a financing agreement (the “Financing Agreement”) on November 2, 2011, with Maxum Overseas Fund (“Maxum”) under which Maxum agreed to: (1) invest $100,000 in the common equity of the Company and (ii) either invest an additional amount up to $1,900,000 in the common equity of the Company or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources. Prior to entering into this funding relationship, there were no relationships between Maxum and the directors, officers or other affiliates of Oryon. To the best of our knowledge, prior to entering into this funding relationship there were no existing relationships between Maxum and the Registrant’s then-existing directors, officers or other affiliates.

Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment were issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with a current exercise price of $0.50 per share and a term of five (5) years. Between November 2, 2011, and August 31, 2012, the Company received a total of $2,000,000 from subscriptions pursuant to the Financing Agreement resulting in the obligation to issue 4,000,000 shares (the “Subscription Shares”) and warrants having the right to purchase an additional 4,000,000 shares, each with a current exercise price of $0.50. Warrants having the right to purchase an additional 133,335 shares, each with a current exercise price of $0.50 per share, were issued to a consultant in connection with this transaction. The Subscription Shares were issued in reliance upon Regulation S under the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (the “Securities Act”), to investors in offshore transactions (as defined in Rule 902 under Regulation S under the Securities Act), based upon representations made by such investors.

In anticipation of the Merger (as defined below), on October 31, 2011, certain shareholders, including our two former executive officers and directors, Ms. Crystal Coranes and Ms. Rizalyn Cabrillas, surrendered in aggregate 30,000,000 shares of our common stock for cancellation, and on November 17, 2011, an additional 1,000,000 shares were surrendered for cancellation. Further, on April 19, 2012, an additional 12,000,000 shares were surrendered for cancellation by Ms. Coranes, and on April 30, 2012, an additional 2,000,000 shares were surrendered for cancellation. In total, of the 60,000,000 shares outstanding prior to October 31, 2011, an aggregate of 45,000,000 shares were surrendered for cancellation prior to the Merger. On March 12, 2012, the Company fulfilled some of the subscriptions pursuant to the Financing Agreement in the aggregate amount of $400,000 resulting in the issuance of 800,000 shares of common stock (along with warrants to purchase an additional 800,000 shares at $0.75 per share). As a result of the cancellations and the subscription fulfillment, our total number of issued and outstanding shares of common stock was 15,800,000 as of May 4, 2012. In addition, as of May 4, 2012, as a result of the fulfillment in March 2012 of $400,000 in subscriptions out of the aggregate of $725,000 in subscriptions received prior to the Closing Date, there remained unfulfilled subscriptions pursuant to the Financing Agreement for $325,000 resulting in an obligation to issue an additional 650,000 shares of Company common stock (subsequently issued on or about June 3, 2012) along with warrants for the purchase of an additional 650,000 shares of common stock at $0.50 per share.

Between November 2, 2011 and the Closing Date, the Company advanced the total of $725,000 that was derived from the sale of the Subscriptions Shares to Oryon in return for a series of promissory notes from Oryon in the cumulative amount of $725,000. The purpose of the advances was to provide Oryon with sufficient capital to sustain its operations until the Closing Date. The promissory notes did not have maturity dates and did not provide for interest if the Merger was completed. The promissory notes also provided that, at closing, as explained below, when Oryon became a wholly-owned subsidiary of the Company and, the amounts due under the promissory notes between the Company and Oryon became intercompany obligations within the corporate group, the promissory notes would be cancelled. In the event that the Merger was not completed, the promissory notes would accrue interest at 5% and become payable when the Company experienced one of several events as defined in the promissory notes. Subsequent to the Closing Date, the Company received $775,000 in aggregate from two additional subscriptions dated May 10, 2012, and May 15, 2012, pursuant to the Financing Agreement, resulting in the issuance upon fulfillment of the subscriptions, on or about June 3,

2012, of 1,550,000 shares and warrants having the right to purchase an additional 1,550,000 shares, each with a current exercise price of $0.50. The Company received $250,000 from each of two additional subscriptions ($500,000 in aggregate) dated July 24, 2012, and August 31, 2012, respectively, pursuant to the Financing Agreement, resulting in the issuance upon fulfillment of the subscriptions, during September 2012, of 1,000,000 shares and warrants having the right to purchase an additional 1,000,000 shares, each with an exercise price of $0.50.

In accordance with the terms of Merger Agreement, on the Closing Date, Oryon merged into Merger Sub in exchange for the issuance to the members of Oryon (“Oryon Members”) of 16,502,121 shares of Company common stock (the “Merger”).

As a result of the Merger, the Oryon Members acquired 50.1% of our issued and outstanding common stock, Oryon became our wholly-owned subsidiary, and the Registrant acquired the business and operations of Oryon. Oryon is a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp.

Prior to the Merger, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder (“Exchange Act”).

The following description of the terms and conditions of the Merger Agreement and the transactions contemplated thereunder that are material to the Registrant does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2012, and is incorporated by reference thereto.

Issuance of Common Stock. At the closing of the Merger (the “Closing”), each issued and outstanding membership unit of Oryon (each an “Oryon Unit”) immediately prior to the Closing was converted automatically into the right to receive eight (8) shares of Company common stock and a Contingent Share Right (as defined below) upon surrender of the Oryon Units (the “Merger Consideration”).

Convertible Debt of Oryon. Prior to Closing, Oryon solicited its Series C convertible promissory note holders (each a “Series C Holder”) to amend Oryon’s Series C convertible promissory notes (“Series C Notes”) such that each Series C Holder may elect to convert the amount of outstanding principal and accrued unpaid interest under its Series C Notes into shares of Company common stock on or after the Closing and that upon receipt by Oryon of the full $2 million of proceeds from a financing as contemplated in the Merger Agreement within nine (9) months of the Closing, all of the Series C Notes will automatically be converted into shares of Company common stock. Such amendment was approved by the Series C Holders on March 26, 2012. On August 31, 2012, the Company received the last installment of the $2.0 million in proceeds required to cause the automatic conversion of the Series C Notes, resulting in the issuance of 27,158,657 shares.

Warrants and Options. In connection with the Merger, Oryon solicited the consent of the holders of outstanding warrants issued by Oryon to exchange such warrants effective as of the Closing, whereby each outstanding warrant to purchase an Oryon Unit shall be exchanged for a warrant to purchase eight (8) shares of Company common stock. Each warrant has a Contingent Share Right. Each outstanding option to purchase an Oryon Unit was exchanged for an option to purchase eight (8) shares of Company common stock under the Company’s 2012 Equity Incentive Plan. The options also have Contingent Share Rights in that each option, when exercised, will be exercisable for the number of Company shares for which it would have been exercisable had it been exercised prior to the Closing.

Change in Management. As a condition to closing the Merger, Ms. Crystal Coranes and Ms. Rizalyn Cabrillas resigned as members of the Registrant’s Board of Directors. In addition, at Closing, Ms. Coranes resigned as the Registrant’s President and Chief Executive Officer and Ms. Cabrillas resigned as the Registrant’s Chief Financial Officer and Secretary. At Closing, Messrs. Thomas Patrick Schaeffer, Mark E. Pape, Larry L. Sears, Jon S. Ross and Brendon W. Mills were appointed to the Registrant’s Board of Directors. Mr. Mills subsequently resigned and was replaced by Richard K. Hoesterey. In addition, effective at Closing, Mr. Schaeffer was appointed as the Registrant’s new President and Chief Executive Officer, and Mr. Pape was appointed as the Registrant’s new Chief Financial Officer, Treasurer and Secretary.

Additional information regarding the above-mentioned current directors and/or executive officers is set forth below under the section titled “Directors, Executive Officers and Corporate Governance.”

From and after the Closing Date, our primary operations consist of the business and operations of Oryon. In the Merger, or reverse acquisition, the Registrant is the accounting acquiree and Oryon is the accounting acquirer. Accordingly, we are presenting herein the financial statements of Oryon. Further, we disclose information about the business, financial condition, and management of Oryon herein.

Market Information

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTCQB under the symbol “ORYN,” there has been a limited public market and history of trading in shares of our common stock. Any market for our common stock should be considered sporadic, illiquid and highly volatile. Since the common stock began trading on the OTCQB on May 7, 2012, the historical highest and lowest closing prices for the periods indicated were as follows:

2012	High	Low
2nd Quarter (May 7 through June 30)	$1.24	$0.55
3rd Quarter	$0.94	$0.46
4th Quarter	$0.85	$0.16

Holders

As of February 27, 2013, there were approximately 130 shareholders of record of our common stock based upon the shareholders listing provided by our transfer agent. Our transfer agent is Securities Transfer Corporation. The transfer agent’s address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034, its phone number is (469) 633-0101 and its fax number is (469) 633-0088.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Registration of Common Stock

In October 2012, we filed with the SEC a registration statement on Form S-1 under the Securities Act that registered the sale of 4,043,200 shares of common stock currently outstanding and 4,133,335 shares of common stock issuable upon exercise of the Series A Warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

During the fiscal year ended January 31, 2012, we did not have any form of stock option plan for the benefit of our directors, officers or future employees and we did not have a long-term incentive plan nor did we have a defined benefit, pension plan, profit sharing or other retirement plan. Subsequent to our fiscal year ended January 31, 2012, on February 24, 2012, our Board adopted the 2012 Equity Incentive Plan (the “Plan”) and reserved 7,500,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees, consultants and other service providers of the Company. The Plan was approved by the Company’s shareholders on March 19, 2012.

Description of Securities

The following information describes our capital stock as in effect as of the date hereof. This description is only a summary. You should also refer to our articles of incorporation and bylaws, which are incorporated by reference hereto.

General

Our authorized capital stock consists of 600,000,000 shares of common stock at a par value of $0.001 per share, of which 15,800,000 shares were issued and outstanding immediately prior to the Closing of the Merger after giving effect to the cancellation of an aggregate of 45,000,000 shares held by former shareholders, including 13,000,000 shares held by Mr. Coranes and Ms. Cabrillas, our former officers and directors. At December 31, 2012, there were 62,660,778 shares outstanding, consisting of the 15,000,000 shares of the Registrant that were outstanding (net of the above mentioned cancellations) prior to the Merger, the 16,502,121 shares that were issued to the former holders of the units of Oryon in connection with the Closing, the 4,000,000 shares that were issued in connection with the $2.0 million in financing received through August 31, 2012, and the 27,158,657 shares that were issued in connection with the conversion of the Series C Notes effective August 31,2012.

We are also authorized to issue 50,000,000 shares of preferred stock at a par value of $0.001 per share, of which zero shares were issued and outstanding as of December 31, 2012.

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

Common Stock

The holders of Common Stock are entitled to one vote per share. They are not entitled to cumulative voting rights or preemptive rights. The holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of Common Stock are entitled to share ratably in all assets that are legally available for distribution after payment in full of any preferential amounts. The holders of Common Stock have no subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of the Board of Directors and issued in the future. All outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

Preferred Stock

In accordance with our Articles of Incorporation, the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock. To date, the Company has not issued any shares of preferred stock or designated any class of preferred stock. No shares of preferred stock are outstanding.

Outstanding Options, Warrants and Convertible Securities

Warrants for 8,121,112 shares of common stock, with an exercise price of $0.3125 per share were issued as of the Closing in exchange for all of the Oryon warrants outstanding immediately prior to the Closing. In addition, as of the date hereof, there are outstanding Series A Warrants with the right to purchase 4,133,335 shares of Company common stock, each with a current exercise price of $0.50 per share, related to the $2,000,000 of the financing as contemplated in the Merger Agreement that was completed as of August 31, 2012.

In connection with the Merger, each outstanding equity option to purchase an Oryon membership unit was exchanged for an option to purchase eight (8) shares of the Company’s common stock under the Company’s 2012 Equity Incentive Plan. As a result of the Merger, certain of the Oryon equity options are immediately vested. Immediately prior to Closing, there were 345,388 options to purchase Oryon units outstanding, of which 295,388 were fully vested as of Closing. This resulted in the issuance of options to purchase 2,763,104 shares of the Company’s common stock (2,363,104 fully vested at issuance) at prices ranging from $0.125 per share to $0.625 per share.

As of the Closing, the Company had outstanding convertible securities with the issued face amount (excluding accrued and unpaid interest) of $2.6 million, consisting of: (a) $972.1 thousand Series C-1 Notes, (b) $1,044.6 thousand Series C-2 Notes, and (c) $569.2 thousand Series C-3 Notes (collectively, the Series C Notes). Immediately after the Closing, the Series C Notes and all accrued but unpaid interest became convertible to Company common stock at the rate of $0.0625 (Series C-1 Notes), $0.1875 (Series C-2 Notes) or $0.15 (Series C-3 Notes) under certain conditions, as specified in the Notes. The Series C Notes were convertible into common stock in the event that Oryon received a qualified financing of at least $2 million. As of August 31, 2012, the Company received an aggregate amount of $2.0 million from the issuance of common stock pursuant to the Financing Agreement. As a result, all of the Company’s Series C Notes were automatically converted into shares of common stock of the Company on August 31, 2012. The Series C Notes, with aggregate outstanding principal of $2,585.8 thousand and aggregate accrued and unpaid interest of $231.0 thousand, were converted into an aggregate of 27,158,657 shares of common stock.

Change in Fiscal Year

In connection with the Merger, the Company’s Board of Directors changed the Company’s fiscal year end from January 31 to December 31, effective as of the Closing. Accordingly, the Company is required to file this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with the SEC on or before March 31, 2013. As the transition period covers one month or less, in accordance with the SEC’s transition report rules as set forth in Rule 13a-10, the Company did not need to file a separate transition report and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 contained the necessary financial information for the transition period.

ITEM 6.—SUMMARY SELECTED CONSOLIDATED FINANCIAL DATA

The following tables summarize selected consolidated financial data regarding the business of the Company and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the related notes included with those financial statements. The summary consolidated financial information has been derived from the audited consolidated financial statements for Oryon and its subsidiaries for the years ended December 31, 2012 and 2011. All monetary amounts are expressed in U.S. dollars.

	Year ended December 31,
	2012	2011
Consolidated Income Statement Data:
Product sales	$68,428	$95,165
Cost of goods sold	(40,184)	(64,501)

Gross profit	28,244	30,664
Other revenues	—	65,776

Total revenues	28,244	96,440
Operating expenses	(1,819,258)	(1,545,781)

Income from operations	(1,791,014)	(1,449,341)
Interest income	522	9
Interest expense	(271,992)	(262,750)
Other income (expense)	(545,377)	63,168

Net loss before tax	(2,607,861)	(1,648,914)
Income tax expense	—	—

Net loss after tax	(2,607,861)	(1,648,914)
Non-controlling interest	1,054	1,328

Net loss attributable to shareholders	$(2,606,807)	$(1,647,586)

Basic and diluted loss per share	$(0.07)	$(0.11)
Weighted average shares outstanding	37,754,324	15,269,316

	Year ended December 31,
	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$169,678	$86,685
Total current assets	286,562	170,523
Total assets	469,805	380,000
Total current liabilities	802,906	1,409,290
Notes payable, net	164,187	1,649,874
Total equity (deficit)	(497,288)	(2,679,164)
Net working capital	(516,344)	(1,238,767)
Combined short and long term debt	565,842	2,389,698

	Year ended December 31,
	2012	2011
Consolidated Cash Flow Data:
Net loss	$(2,606,807)	$(1,647,586)
Adjustments to net loss for non-cash items	1,042,468	740,411

Net loss after non-cash adjustments	(1,564,339)	(907,175)
Changes in operating assets and liabilities:	(164,500)	330,338

Net cash used in operating activities	(1,728,839)	(576,837)
Net cash used in investing activities	(18,528)	—
Net cash provided by financing activities	1,830,219	524,132
Effect of exchange rates on changes in cash	141	(5,397)

Net (decrease) increase in cash and cash equivalents	$82,993	$(58,102)

ITEM 7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company and its subsidiaries for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with the Summary Selected Consolidated Financial Data and the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

On May 4, 2012 (the “Closing Date”), Oryon Technologies, Inc., a Nevada corporation (the “Registrant,” “ORYN” or the “Company”), closed a merger transaction with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and OryonTechnologies, LLC, a Texas limited liability company (“Oryon”) pursuant to an Agreement and Plan of Merger dated March 9, 2012 (the “Merger Agreement”). In accordance with the terms of Merger Agreement, on the Closing Date, Oryon merged into Merger Sub in exchange for the issuance to the members of Oryon (“Oryon Members”) of eight (8) shares of the Company’s common stock for each outstanding membership unit of Oryon (the “Merger”). In addition, Oryon had outstanding equity equivalents, consisting of convertible notes payable, accrued interest on the notes payable, warrants and unit options, that by their terms required the Company to be prepared to issue common stock in an amount equal to the number of shares (at the 8 to 1 ratio) that would have been issuable at the Closing Date to holders of all of the equity equivalents if they had been converted to membership units before the Closing Date.

From and after the Closing Date, our primary operations consist of the business and operations of Oryon. In conjunction with the Merger, Oryon assumed no liabilities from the Company and all members of the Company’s executive management are from Oryon. Accordingly, the Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP, whereby the Registrant is the accounting acquiree and Oryon is the accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Oryon and are recorded at the historical cost basis of Oryon, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and Oryon, historical operations of Oryon and operations of the Company from the Closing Date. Membership units and the corresponding capital amounts of Oryon pre-Merger have been retroactively restated as shares of common stock reflecting the eight (8) to one exchange ratio in the Merger. All references in this document to equity securities and all equity related historical financial measurements, including weighted average shares outstanding, earnings per share, par value of common stock, additional paid in capital, option exercise prices and warrant exercise prices, have been retroactively restated to reflect the Merger exchange ratio.

Oryon is a research and development and applications engineering company that developed multiple patents relating to electroluminescent (“EL”) lighting (trademarked as “Elastolite®”). Elastolite® enables thin, flexible, crushable, water-resistant lighting systems to be incorporated into multiple applications such as safety apparel, sporting goods, consumer goods and membrane switches, among others.

For the year ended December 31, 2012, Oryon had a net loss of $2.607 million as compared to a net loss of $1.648 million for the year ended December 31, 2011, an increased loss of 58.2%. There was no change in Oryon’s business plan and operations were comparable in both years. However, in 2012, Oryon was more negatively impacted by the effects of capital transactions that had a negative but non-cash impact on the net loss. In July 2011, due to lack of capital, Oryon eliminated most of its work force, including all of its sales personnel, and began making only minimal payments on accounts payable in order to preserve capital.

In October 2011, Oryon signed the letter of intent (the “LOI”) with the Company in connection with the Merger. In connection with the LOI, Oryon received funding of $325.0 thousand in exchange for promissory notes as of December 31, 2011 ($725.0 thousand as of the Closing) as advances against the proceeds to be received by Oryon from the sale of Company common stock at the Closing of the Merger. At Closing, Oryon became a wholly-owned subsidiary of the Company and, as a result, the amounts due under the promissory notes between the Company and Oryon became intercompany obligations within the corporate group that have been cancelled. These advances provided Oryon with working capital to continue its operations and to make some repayments on outstanding liabilities.

The accompanying consolidated balance sheets, statements of operations, statements of cash flows and statement of changes in stockholders’ equity (deficit) have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included and all such adjustments are of a normal recurring nature.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Gross Profit and Other Revenues

	For the Year Ended December 31,
	2012	2011	Change from 2011 to 2012
	$	$	$	%
Revenues
Product sales	68,428	95,165	(26,737)	-28.1%
Cost of goods sold	(40,184)	(64,501)	24,317	-37.7%

Gross profit	28,244	30,664	(2,420)	-7.9%
Royalty and license fees	—	303	(303)	-100.0%
Other	—	65,473	(65,473)	-100.0%

Total revenues	28,244	96,440	(68,196)	-70.7%

Gross profit and other revenues for the year ended December 31, 2012 decreased $68.2 thousand, or 70.7%, to $28.4 thousand for the year ended December 31, 2012 from $96.4 thousand for the year ended December 31, 2011, largely because in 2012 the Company earned no service fees for design and application assignments for prospective customers, as compared to the $65.5 thousand earned in 2011.

In addition, our gross profit on product sales revenues decreased $2.4 thousand, or 7.9%, to $28.4 thousand in 2012 from $30.7 thousand in 2011, primarily due to a 28.1% decrease in product sales, partially offset by an improvement in the cost of goods sold as a percentage of product sales revenues. Cost of goods sold represented 58.9% of product sales revenues in 2012 as compared to 67.8% in 2011.

Operating Expense—Overview

Total operating expense for the year ended December 31, 2012, increased $273.5 thousand, or 17.7%, to $1,819.3 thousand in 2012 from $1,545.8 thousand in 2011, as shown in the table below:

	For the year ended		For the year ended
	December 31, 2012		December 31, 2011		Change
	$	%	$	%	$	%
Total applications development exp.	$324,575	17.8%	$387,753	25.1%	$(63,178)	-16.3%
Total sales and marketing exp.	152,091	8.4%	65,316	4.2%	86,775	132.9%
Total general and administrative exp.	1,302,429	71.6%	1,033,857	66.9%	268,572	26.0%
Depreciation and amortization	40,163	2.2%	58,855	3.8%	(18,692)	-31.8%

Total operating expenses	$1,819,258	100.0%	$1,545,781	100.0%	$273,477	17.7%

The primary reason for the increase in total operating expenses is the $268.6 thousand increase in total general and administrative expense, as discussed below.

Applications Development Expense

	For the Year Ended December 31,
	2012	2011	Change from 2011 to 2012
	$	$	$	%
Applications Development Expense
Wages	173,888	216,309	(42,421)	-19.6%
Payroll taxes and benefits	26,455	43,371	(16,916)	-39.0%
Materials, equipment, services	117,008	109,283	7,725	7.1%
Office and overhead	7,224	14,236	(7,012)	-49.3%
Travel and entertainment	—	4,554	(4,554)	-100.0%

Total applications development expense	324,575	387,753	(63,178)	-16.3%

Total applications development expense decreased by $63.2 thousand, or 16.3%, primarily due to the $42.4 thousand, or 19.6%, decrease in wages. A secondary but related reason for the decrease is the $16.9 thousand, or 39.0% decrease in payroll taxes and employee benefits in 2012 as compared to 2011. In 2012, due to capital constraints, the Company reduced its applications development workforce and, in addition, reduced the overall level of employee benefits.

Sales and Marketing Expense

	For the Year Ended December 31,
	2012	2011	Change from 2011 to 2012
	$	$	$	%
Sales and Marketing Expense
Wages	66,000	35,643	30,357	85.2%
Payroll taxes and benefits	6,925	14,815	(7,890)	-53.3%
Overhead	14,357	844	13,513	1601.1%
Outside services	32,400	11,459	20,941	182.7%
Travel and entertainment	32,409	2,555	29,854	1168.5%

Total sales and marketing expense	152,091	65,316	86,775	132.9%

Total sales and marketing expense increased $86.8 thousand, or 132.9%, in 2012 as compared to 2011 due to the addition of a senior marketing individual in January 2012 (wages up $30.3 thousand, or 85.1%) and the costs incurred by the individual during 2012 such as travel expenses (up $29.9 thousand, or 1,168.5%) and conference attendance fees (overhead up $13.5 thousand, or 1,601.1%). By comparison, from July 2011 through the end of December 2011, Oryon had no sales/marketing employees and therefore incurred no wages, employee benefits or travel costs for a significant portion of the 2011 calendar year.

General and Administrative Expense

	For the Year Ended December 31,
	2012	2011	Change from 2011 to 2012
	$	$	$	%
General and Administrative Expense
Wages	339,378	350,642	(11,264)	-3.2%
Payroll taxes and benefits	163,292	51,343	111,949	218.0%
Overhead	160,099	185,434	(25,335)	-13.7%
Outside services	633,244	424,920	208,324	49.0%
Travel and entertainment	6,416	21,518	(15,102)	-70.2%

Total general and administrative expense	1,302,429	1,033,857	268,572	26.0%

General and administrative expense increased $268.6 thousand, or 26.0%, to $1,302.4 thousand from $1,033.9 thousand, primarily due to (i) the increase in outside services of $208.3 thousand, or 49.0%, to $633.2 thousand in 2012 from $424.9 thousand in 2011, as detailed in the table below and (ii) the increase in employee benefits of $111.9 thousand, or 218.0%, to $163.3 thousand in 2012 from $51.3 thousand in 2011.

The primary reason for the increase in outside services expense was the closing of the Merger in May 2012, which made Oryon a public company for the first time. In 2012, as a public company, the Company incurred directors’ fees and expenses (an increase from zero in 2011 to $78.8 thousand in 2012, including $33.8 thousand in directors’ stock-based compensation expense), additional auditing fees (an increase of $19.8 thousand) and costs related to public stock ownership (SEC compliance costs and stock transfer agent expenses were $44.1 thousand in 2012).

Consulting expense increased $170.2 thousand in 2012 as compared to 2011 because (i) in 2012 the Company incurred $82.6 thousand in non-recurring consulting fees for a financial advisor in connection with the Merger, (ii) the Company agreed to pay consulting fees to a former senior officer to retain his expertise at a cost of $56.7 thousand in 2012, and (iii) management outsourced secretarial and administrative services to reduce the fixed payroll overhead.

	For the year ended		For the year ended
	December 31, 2012		December 31, 2011		Change
	$	%	$	%	$	%
Legal expenses	$219,514	34.7%	$309,680	72.9%	$(90,166)	-29.1%
Accounting and audit expenses	101,217	16.0%	81,449	19.2%	19,768	24.3%
Directors fees and expenses	78,800	12.4%	—	0.0%	78,800	NM
Public relations expenses	5,000	0.8%	15,897	3.7%	(10,897)	-68.6%
Consulting	179,553	28.4%	9,353	2.2%	170,200	1819.7%
Payroll processing expenses	2,565	0.4%	7,006	1.7%	(4,441)	-63.4%
Banking Fees	2,491	0.4%	1,535	0.4%	956	62.3%
Stock transfer agent and filing fees	44,103	7.0%	—	0.0%	44,103	NM

Total G&A outside services	$633,243	100.0%	$424,920	100.0%	$208,323	49.0%

NM	= Not Meaningful

The stock-based compensation expense included in general and administrative payroll taxes and benefits increased to $159.0 thousand in 2012, as compared to only $20.9 thousand in 2011.

Other Income (Expense)

Other income (expense) consists of: interest income, interest expense (discussed below), the change in the fair market value of the Series A warrants, and net other income/expense (discussed below). The largest single component of Other Income (Expense) in the year ended December 31, 2012, was the non-recurring expense for the change in the fair market value of the Series A warrants. In September 2012, the board of directors authorized the re-pricing of the Series A warrants’ exercise price from the original $0.75 per share to the current $0.50 per share. This resulted in an increase of $535,367 in allocation of the proceeds to paid-in capital and a matching expense on the income statement. Interest income is negligible.

Interest Expense: Interest expense increased $9.2 thousand, or 3.5%, to $272.0 thousand from $262.8 thousand despite the decrease in accrued and unpaid interest on Oryon’s convertible notes payable, which decreased $34.5 thousand, or 27.5%, to $91.3 thousand in 2012 from $125.8 thousand in 2011. The principal reason for the increase in interest expense was the increase in the amortization of the debt discount for the beneficial conversion feature. The amortization of the debt discount for the beneficial conversion feature related to Oryon’s Series C-1 convertible notes payable was $136.1 thousand in 2012 as compared to $103.5 thousand in 2011, as shown in the table below.

	For the year ended		For the year ended
	December 31, 2012		December 31, 2011		Change
	$	%	$	%	$	%
Interest expense on convertible notes payable	$91,284	33.6%	$125,816	47.9%	$(34,532)	-27.5%
Interest expense on short-term debt	31,741	11.7%	15,109	5.8%	16,632	110.1%
Amortization of debt discount related to warrants	12,893	4.7%	18,353	7.0%	(5,460)	-29.8%
Amortization of debt discount-beneficial conversion feature on the Series C-1 convertible notes payable	136,074	50.0%	103,472	39.4%	32,602	31.5%

Total interest expense	$271,992	100.0%	$262,750	100.0%	$9,242	3.5%

Net other income (expense): Net other income (expense) decreased $73.2 thousand, or 115.9%, to a net expense of $10.0 in 2012 from a net income of $63.2 thousand in 2011. In 2011, the other income of $63.2 thousand consisted of income related to OryonTechnologies International Pte. Ltd. (“OTI”), Oryon’s former wholly-owned Singapore-based subsidiary. In 2011, OTI received confirmation from the Singapore Economic Development Board (“EDB”) that OTI would not be required to repay an economic development grant received in 2007 to encourage employment in Singapore. OTI had failed to meet its obligations under the EDB grant and had been carrying the obligation to repay the grant as a current liability. However, OTI appealed to the EDB and, in 2011, was granted a waiver of the repayment requirement. For the year ended December 31, 2012, the other expense of $10.0 thousand consisted primarily of local personal property taxes.

Taxes

Oryon is a limited liability company and, as such, does not accrue or pay income taxes. Regardless, due to the historical losses incurred no taxes would have been payable. However, OTI was a Singapore corporation that generated significant losses during its existence, became inactive in May 2009 and, in connection with the filing of the 2010 tax return, received a refund in 2011 for taxes paid in years prior to 2010.

Liquidity and Capital Resources

The Company does not have sufficient cash on hand and working capital to be able to meet its anticipated cash requirements through 2013. See Note 16 of the Notes to the Consolidated Financial Statements. Not including capital expenditures and costs directly related to revenues, monthly operating expenditures are expected to range between $125,000 and $150,000 per month. Management anticipates that an additional $1,000,000 to $3,000,000 will be necessary to fund operations over the next twelve to twenty-four month period subsequent to December 31, 2012. We do not currently have any material commitments for capital expenditures.

To meet our future objectives, we will need to meet our revenue objectives and sell additional equity and debt securities, which could result in dilution to current shareholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations, could harm our overall business prospects and could adversely affect our ability to continue as a going concern.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating additional operating monthly losses at least through the end of 2013. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. Our management anticipates that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations, although there is no assurance that we will be able to do so. However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and production expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund marketing, development and production of our products.

There are no assurances that we will be able to raise the required working capital on terms favorable to us, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify our business plan and adversely affect our ability to continue as a going concern. In addition, we cannot be assured of profitability in the future.

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected or could materially affect the amount of our reported income from operations.

Sources and uses of funds

As of December 31, 2012, the Company had cash and equivalents on hand of $169.7 thousand, and negative working capital of $516.3 thousand. Management of the Company recognizes that its cash on hand and working capital will not be sufficient to meet its anticipated cash requirements through 2013.

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

In 2010, Oryon completed an exchange of the then existing Series A and Series B convertible notes payable for the newly issued Series C-1 and Series C-2 convertible notes payable, respectively. Each holder of a Series A or Series B note also received detachable warrants in connection with the exchange. This exchange was necessary to obtain a modification of the terms of the notes payable to enable Oryon to secure additional funding. In 2010, after the completion of the exchange, Oryon began issuing Series C-3 convertible notes payable, with detachable warrants, obtaining additional funding of $418.0 thousand in 2010 and $75.0 thousand in 2011. In addition, during the second half of 2011, Oryon issued $69.6 thousand in Series C-3 convertible notes payable, but without attached warrants, to the lessor of Oryon’s office space in lieu of cash rent payments for the period of July 1 through December 31. In January 2012, Oryon issued an additional $6.6 thousand in Series C-3 convertible notes payable, without attached warrants, to the same lessor in lieu of cash rent for the month of January 2012.

In early 2010, Oryon began negotiations with a private equity firm regarding an investment of $4.5 million into Oryon. In late summer 2010, Oryon and the private equity firm executed a term sheet. In November 2010, Oryon and the private equity firm executed an agreement titled “Draft Securities Purchase Agreement” based on the transaction proposed in the term sheet that would have provided Oryon with sufficient capital to fund its business plan for the foreseeable future. The letter of intent and the “Draft Securities Purchase Agreement” included a “no-shop” clause that effectively prevented Oryon from negotiating with any other potential source of funding until negotiations were terminated with the private equity firm. However, the private equity firm did not act in good faith, in management’s opinion, changing certain terms of the proposed transaction, failing to respond to Oryon’s communications and ultimately terminating the transaction without finalizing the contemplated “Series A Convertible Preferred Stock Purchase Agreement”. In attempting to complete the financing, Oryon incurred substantial legal expenses and accounting costs to meet the requirements of the private equity firm and to document the proposed transaction. By June 2011, it was evident that Oryon would not be able to obtain funding from the private equity firm and management took further steps to conserve cash and reduce overhead. In July 2011, Oryon terminated the services of all but two employees, cancelled consulting agreements and began contacting interested parties concerning short-term loans to continue funding a reduced level of operations. Several existing investors provided a total of $114.0 thousand in exchange for unsecured promissory notes. In addition, Oryon’s then chief executive officer provided additional financing of approximately $90.0 thousand by personally paying certain Oryon expenses and filing an expense reimbursement request that was recorded as an accounts payable obligation.

In October 2011, Oryon began discussions with another investment firm concerning a merger with a publicly-traded company and a financing plan that would raise $2 million in new equity capital for Oryon. A letter of intent was signed that same month and Oryon began working on a definitive merger agreement and on meeting the related requirements, including the completion of audited financial statements. The investment firm arranged for the Company to advance $725.0 thousand (prior to the Closing Date) to Oryon in exchange for promissory notes. The funding for the advances to Oryon was generated by the equity financing. Without this advance, Oryon would not have been able to complete the Merger. Between the Closing Date and June 30, 2012, the Company received an additional $775.0 thousand in exchange for the issuance of equity (consisting of 1,550,000 shares of common stock along with warrants having the right to purchase an additional 1,550,000 shares currently at $0.50 per share and a term of five years). On July 24, 2012, the Company received an additional $250.0 thousand in subscriptions for the issuance of equity (consisting of 500,000 shares of common stock along with warrants having the right to purchase an additional 500,000 shares currently at $0.50 per share and a term of five years). ). On August 31, 2012, the Company received an additional $250.0 thousand in subscriptions for the issuance of equity (consisting of 500,000 shares of common stock along with warrants having the right to purchase an additional 500,000 shares currently at $0.50 per share and a term of five years). In total, the Company received $2.0 million in subscriptions in connection with the Merger.

Net cash provided by (used in) operating activities

Net cash used in operating activities for the year ended December 31, 2012 was $1,728.8 thousand, as compared to only $576.8 thousand for the year ended December 31, 2011, an increased use of cash of $1,152.0 thousand. The primary reason for the significant increase in cash used was the increased net loss (net loss in 2012 was $2,606.8 thousand as compared to the net loss of $1,647.6 thousand in 2011) partially offset by the increase in non-cash expenses in 2012 such as the $535.4 thousand charge for the change in the fair market value of the Series A warrants due to re-pricing and the $171.9 thousand increase in stock-based compensation expense. Additionally, the net aggregate change in operating assets and liabilities used cash of $164.5 thousand in 2012 as compared to providing cash of $330.3 thousand in 2011, an incremental use of cash of $494.8 thousand. The Company used $137.0 thousand in operating cash to pay down the accounts payable in 2012, whereas in 2011 the Company increased accounts payable by $237.4 thousand, a total difference of $374.4 thousand. Also, in 2011, the Company was able to reduce the use of operating cash through: (i) the issuance of equity in the amount of $311.5 thousand in lieu of cash compensation to employees and (ii) the issuance of $69.6 thousand in convertible notes in lieu of rent.

The funding provided by the issuance of equity in connection with the Merger, as discussed above, permitted the Company to reduce its outstanding accounts payable in 2012, whereas financial constraints in 2011 required OTLLC to extend its payment terms with vendors, reduce current assets and increase other current liabilities, all of which reduced the need for cash to be used in operating activities.

Net cash provided by (used in) investing activities

Net cash used in investing activities for the year ended December 31, 2012 was $18.5 thousand. In 2012, the Company acquired property and equipment for $6.8 thousand to be used in the production of samples for prospective customers and used $4.2 thousand to update the telephone system. In addition, the Company incurred expenses of $7.6 thousand in the process of liquidating the inactive OTI and OAPS affiliates. There was no net cash provided by (used in) investing activities in 2011.

Net cash provided by financing activities

Net cash provided by financing activities was $1,830.2 thousand for the year ended December 31, 2012, as compared to $524.1 thousand for the year ended December 31, 2011. In 2012, the principal source of capital was the issuance of $2.0 million in common equity as compared to 2011, when the principal source of capital was $439.0 thousand from the issuance of short-term, convertible promissory notes to individual investors. In 2012, the Company recorded $2.0 million from the issuance of equity (consisting of 4,000,000 shares of common stock along with warrants having the right to purchase an additional 4,000,000 shares at $0.50 per share and a term of five years), pursuant to the terms of subscriptions for $2.0 million that consisted of $325.0 thousand received in 2011 (advanced to Oryon before December 31, 2011), $400.0 thousand received in 2012 prior to the Closing (advanced to Oryon when received) and $1,275.0 thousand received after the Closing. Since amounts were advanced to Oryon prior to the Closing, they were reported as notes receivable on the Registrant’s records and as notes payable on Oryon’s records. At Closing, when Oryon became a wholly owned subsidiary of the Registrant, the notes in an aggregate amount of $725.0 thousand (including $325.0 thousand recorded at December 31, 2011 as notes payable at OTLLC) became an intercompany receivable/payable and were cancelled.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest, as of December 31, 2012:

Payments Due by Period
Contractual Obligations at December 31, 2012	Less than One Year	One to Three years	Three to Five Years	More Than Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	158,328	19,791	—	257,283
Long-term debt obligations	30,019	124,752	46,916	—	201,687
Capital expenditure obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

The above table outlines our obligations as of December 31, 2012 and does not reflect any changes in our obligations that have occurred after that date.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Recently Issued Accounting Pronouncements

There have been no new accounting rules or pronouncements introduced in 2012 or 2011 that have had an effect of our financial conditions or results of operations.

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk sensitive instruments.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth beginning on pages F-1, and are incorporated herein by reference.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Company has provided Madsen with a copy of the foregoing disclosures and requested that Madsen furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to our Current Report on Form 8-K, as amended, dated May 4, 2012.

Effective May 4, 2012, the Board of Directors of the Company engaged Montgomery, Coscia, Greilich LLP (“MCG”) as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2012.

ITEM 9A.—CONTROLS AND PROCEDURES

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

As of December 31, 2012 (the “Evaluation Date”), the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded that, during the two year period ended December 31, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management determined that there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls that management considers being material weaknesses.

This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies such as the Company to provide only management’s assessment in this annual report.

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

Management determined that the weaknesses identified above have not affected the financial results of the Company due to the Company’s operational and financial inactivity since inception. Effective as of the closing of the Merger on May 4, 2012, five new directors were elected to the Board of Directors as disclosed in the Company’s Current Report on Form 8-K, as amended, dated May 4, 2012. At the new Board’s first meeting on May 18, 2012, the three independent board members were elected to serve on the Audit Committee, including an identified “expert” on the Audit Committee to advise other members as to correct accounting and reporting procedures. Appointing independent members to the Audit Committee and using the services of an expert on the Audit Committee have greatly improved the overall performance of the Audit Committee.

The Company will endeavor to correct the other above noted weaknesses in internal control once it has adequate funds to do so. With the addition of the new board members in 2012 in connection with the Merger and the planned increase in administrative staff, the segregation of duties issue will be addressed in part and internal control will be significantly improved. The Audit Committee appointed subsequent to the Closing of the Merger has directed management to develop a written policy manual outlining the duties of each of the officers and staff of the Company to facilitate better internal control procedures.

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

ITEM 9B. – OTHER INFORMATION

Not applicable.

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Since
Thomas P. Schaeffer	61	Director, President and Chief Executive Officer	2012
Mark E. Pape	62	Director, Chief Financial Officer, Treasurer and Secretary	2012
Larry L. Sears	58	Director	2012
Jon S. Ross	49	Director	2012
Richard K. Hoesterey	70	Director	2012

Thomas P. Schaeffer, Director, President and Chief Executive Officer

Mr. Schaeffer has over 30 years of experience in sales and marketing, specializing in new product introductions to mature industries and sourcing niches for existing products in emerging categories. Mr. Schaeffer became President, Chief Executive Officer and a Director of the Company on May 4, 2012 and has served as President and Chief Executive Officer of Oryon since October 2011. From 1983 until present, Mr. Schaeffer has been the owner of Active Concepts, a sales and marketing company in the sportswear industry. From 2002 until 2008, Mr. Schaeffer served as National Sales Manager of Dallas Cowboys Merchandising, a sales and marketing company for Dallas Cowboys merchandise. Mr. Schaeffer began his career at Blue Ribbon Sports, which later became Nike Inc. In 1982, he formed Active Concepts, a sales and marketing company, that is still active. He co-founded Vino Family Vineyards, a winery in Napa Valley, California, and has consulted for major retailers in the United States. Mr. Schaeffer was the first National Sales Manager for the Dallas Cowboys, hiring and training the national sales force, and implementing the business plan to build the Dallas Cowboys merchandising department into a $100 million business. Mr. Schaeffer attended the University of California, San Diego. The Company believes that Mr. Schaeffer’s experience in sourcing, marketing, building sales teams and implementing new product introduction will be a valuable resource as the Company seeks to expand its business.

Mark E. Pape, Director, Chief Financial Officer, Secretary and Treasurer

Mr. Pape is a financial executive with over 30 years of experience in senior financial management, investment banking and auditing. Mr. Pape became Chief Financial Officer and a Director of the Company on May 4, 2012 and has served as the Chief Financial Officer of Oryon since October 2010. Mr. Pape has served as the Chairman of the Board of Directors of H2Options, Inc., a start-up water conservation design/installation firm, since September 2009. Mr. Pape served as a partner at Tatum LLC, an executive services firm, from August 2008 through November 2009. From November 2005 to December 2007, Mr. Pape served as Executive Vice President and Chief Financial Officer at Affirmative Insurance Holdings, Inc., a publicly-traded property and casualty insurance company specializing in non-standard automobile insurance, and served on its board of directors and audit committee from July 2004 to November 2005. Mr. Pape has served on the boards of directors of Wilhelmina International, Inc., a publicly-traded fashion model management company, since January 2011, YWire Technologies Inc., a start-up in the electrical energy conservation industry, since November 2009 and J.W. Resources Exploration & Development, Inc., a privately-held energy company, since June 2011. Mr. Pape was a member of the board of directors of Specialty Underwriters’ Alliance, Inc., a publicly-traded specialty property and casualty insurance company, from July 2009 through November 2009. From 1979 through 1991, Mr. Pape worked as an investment banker at several firms, including Bear, Stearns & Co., Inc., The First Boston Corporation and Merrill Lynch Capital Markets. Mr. Pape has been a Certified Public Accountant since 1975. He holds an MBA from Harvard Business School, a Masters in Hotel and Food Service Management from Florida International University and an AB degree from Harvard College. We believe that with Mr. Pape’s extensive experience as a business executive, Mr. Pape brings significant leadership, operational skills and public company director and executive experience to the Board. In addition, Mr. Pape’s background in finance and financial services, including his significant transactional experience, will be helpful to the Company as it grows.

Larry L. Sears, Director

Mr. Sears has served as a Director of the Company since May 4, 2012. He has over 25 years of experience in banking, finance and advisory services. Since October 2012, Mr. Sears has served as a Senior Vice President, Energy Banking for Amegy Bank, N.A. From August 2008 through September 2012, he served as a Vice President of RB International Finance (USA) LLC, the U.S. subsidiary of Raiffeisen Bank International (“RBI”), a Vienna, Austria based banking and financial group with presence throughout Austria, Central and Eastern Europe, Russia, China, Singapore and the U.K. Mr. Sears was a Co-Founder and Principal of Venn Capital, LLC, a financial consulting firm where he held the position of President from June 2005 until February 2008. From April 2002 through April 2004, Mr. Sears held business development and underwriting positions for CSG Investments, Inc., providing financing to financially distressed companies. Mr. Sears also served as National Bank of Canada’s Group Vice President and Representative for the Southwestern U.S. Region from April 1985 until February 2001. Mr. Sears holds a Bachelor of Science in Business Administration degree from Kansas State University and conducted extensive post-graduate work at Oklahoma State University. He has served on the Finance Advisory Board for the Department of Finance at Kansas State University since 1994, holding various leadership positions. Mr. Sears’ brings to the Board his expertise and successful background in domestic and international banking, finance and capital advisory services for companies in a wide variety of industries and ranging in size from entrepreneurial startups to multinational corporations. His varied background and expertise in these areas brings financial and strategic acumen to management and the Board.

Jon S. Ross, Director

Mr. Ross has served as a Director of the Company since May 4, 2012. He has been a practicing attorney in Dallas, Texas since 1989. Mr. Ross has served as a Director for Cubic Energy, Inc., a company listed on the NYSE-MKT (formerly known as NYSE-Amex), since April 1998 and as Secretary since November 1998. He has served on several community and not-for-profit committees and boards. Mr. Ross is currently the President of Dallas Dynamite Wrestling Club, a not-for-profit corporation. Mr. Ross holds a B.B.A. in Accounting and a Juris Doctorate degree from the University of Texas. Mr. Ross’ broad legal experience provides our Board with legal perspectives regarding our operations and regulatory compliance.

Richard K. Hoesterey, Director

Richard K. Hoesterey has served as a Director of the Company since July 20, 2012. He is an experienced executive with over 35 years in general management and manufacturing operations management in a variety of industries including high tech electronics, industrial products, and power regulation. Mr. Hoesterey served as the President and Chief Executive Officer and as a Director of Components Corporation of America from January 2000 to August 2009. In September 2009, he began serving as the President and Chief Executive Officer of R.K. Hoesterey & Associates to continue applying his expertise enhancing business performance and mentoring senior executives. He is a past member of the National Association of Corporate Directors (NACD). Mr. Hoesterey earned a B.B.A. in Industrial Management from Clarkson University and also achieved lifetime certification (CPIM) from the American Production & Inventory Control Society. He has served on the board of directors of Micropac Industries, Inc. (member of the audit committee) since October 2010 and on the board of directors of Trulite, Inc. (chairman of the compensation committee and member of the audit committee) since May 2006. The Board of Oryon believes that Mr. Hoesterey’s extensive business experience, both as a senior executive and as a mentor to senior executives, brings significant leadership, operational skill and strategic acumen to Oryon’s management team and Board.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s Bylaws (“Bylaws”) and the provisions of the Nevada Revised Statutes. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or are removed in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board of Directors in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes.

Involvement in Certain Legal Proceedings

To the best of our knowledge, no director, executive officer, significant employee or control person of the Company, or any current officer or director has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Prior to the Closing, the Board of Directors held no formal meetings during the fiscal year ended January 31, 2012. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the Bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

Prior to the Closing, we did not have standing nominating or compensation committees, or committees performing similar functions. Due to the size of our Board, our Board of Directors believed that it was not necessary to have standing nominating or compensation committees at that time because the functions of such committees were adequately performed by our Board of Directors. Prior to the Closing, we did not have a nominating or compensation committee charter as we did not have such committees.

After the change in the Board of Directors in connection with the Merger, the new Board of Directors appointed members to a Nominating and Corporate Governance Committee and a Compensation Committee. The members of the Compensation Committee are Messrs. Hoesterey and Ross, with Mr. Ross serving as Chairman. The members of the Nominating and Corporate Governance Committee are Messrs. Hoesterey, Ross and Sears, with Mr. Hoesterey serving as Chairman. The charters of the Nominating and Corporate Governance Committee and the Compensation Committee are available on our website at http://elastolite.com.

Audit Committee

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Prior to the Closing of the Merger, our audit committee was comprised of Crystal Coranes, our former President, and Rizalyn Cabrillas, our former Chief Financial Officer and Secretary. Neither Ms. Coranes nor Ms. Cabrillas was considered an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. From inception through the Closing, the Audit Committee conducted business entirely by consent resolutions and did not meet, as such. Prior to Closing, we believed that our audit committee was capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting and that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and was not warranted in the circumstances given the stage of development and the fact that no positive cash flow had been generated from operations.

However, following the Merger, the Board appointed new members to our Audit Committee. The members of the Audit Committee are Messrs. Sears, Ross and Hoesterey, with Mr. Sears serving as chairman. The Board has determined that each member of the Audit Committee is independent and that Mr. Sears qualifies as the “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act by the SEC. The charter of the Audit Committee is available on our website at http://elastolite.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders beneficially holding more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors, and persons who beneficially own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of the copies of the Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year or written representations that no Forms 5 were required, management of the Company believes that all current executive officers and directors have made their required Section 16(a) filings on a timely basis, with the following exceptions: (i) the Form 3 filed for Mr. Hoesterey was filed on August 6, 2012, although he was elected to the Board of Directors on July 10, 2012, and (ii) a Form 4 for Mr. Schaeffer was filed on September 13, 2012, for a stock option grant of 500,000 shares that was granted on September 6, 2012. The former executive officers, Ms. Coranes and Ms. Cabrillas, did not make any of their required Section 16(a) filings.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers. See “Certain Relationships and Related Transactions” for a description of transactions between the Company and its directors, executive officers or their affiliates.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board of Director candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by shareholders. If a shareholder wishes to formally place a candidate’s name in nomination, however, such shareholder must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Oryon Technologies, Inc., 4251 Kellway Circle, Addison, Texas, 75001.

Board Leadership Structure and Role on Risk Oversight

Prior to the Closing, Ms. Coranes served as the Company’s Chief Executive Officer, President and a Director. We determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. After the Closing, the Board of Directors evaluated the Company’s leadership structure and elected the current executive officers.

Subsequent to the closing of the Merger, the Board of Directors has established procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available in the “Governance” section on the Company’s Web site at http://elastolite.com.

ITEM 11.—EXECUTIVE COMPENSATION

Board Compensation

In November 2012, the Compensation Committee of the Board of Directors and the Board of Directors both approved a program of compensation for independent directors to compensate non-management directors for their services. Management directors receive no compensation for board service. Compensation for independent director services was established as $5,000 per calendar quarter, due at the end of each calendar quarter for services rendered during such period. In addition, the chairman of the Audit Committee receives extra compensation of $1,875 per calendar quarter and the chairman of the Compensation Committee receives extra compensation of $1,250 per calendar quarter. However, payment of all compensation for director services through March 31, 2013, will be deferred indefinitely until the Board of Directors authorizes payment. Directors are not paid for meetings attended.

In addition, the Compensation Committee and Board approvals provided that each independent director will be granted stock options for 100,000 common shares, semi-annually for prior service, pro-rated if service is less than the full six months, on every May 2nd and November 2nd. Such stock options are fully vested on the date of grant, have an expiration date of ten years from the date of grant, specifically provide that there are no termination provisions prior to expiration regardless of the individual director’s term of service as a board member, and are to be granted at fair market value, determined as the average of the opening and closing common stock price as quoted on the date of the option grant.

For the 2012 calendar year, under the director compensation plan as described above, the Company’s independent directors earned directors’ compensation as reported in the table below:

Director Compensation Table

Director’s Name	Fees Earned or Paid in Cash	Option Awards	Total
	(d)	(e)
Richard K. Hoesterey (a)	$10,000	$8,441	$18,441
Jon S. Ross (b)	16,667	12,662	29,329
Larry L. Sears (c )	18,333	12,662	30,995

Total	$45,000	$33,765	$78,765

(a)	Mr. Hoesterey received prorated compensation and common stock awards because he joined the Board on July 10, 2012. On November 2, 2012, he received an option for 66,667 shares, with an exercise price of $0.395 per share, fully vested on the date of grant and a remaining term of 9.7 years.
(b)	Mr. Ross joined the Board effective as of the Closing of the Merger on May 4, 2012. Mr. Ross is Chairman of the Compensation Committee. On November 2, 2012, he received an option for 100,000 shares, with an exercise price of $0.395 per share, fully vested on the date of grant and a remaining term of 9.7 years.
(c)	Mr. Sears joined the Board effective as of the Closing of the Merger on May 4, 2012. Mr. Sears is Chairman of the Audit Committee. On November 2, 2012, he received an option for 100,000 shares, with an exercise price of $0.395 per share, fully vested on the date of grant and a remaining term of 9.7 years.
(d)	All board and committee fees earned in 2012 were deferred. No fees were paid in cash.
(e)	All stock option grants were granted with an exercise price equal to the average opening and the closing common stock price as quoted on the date of the option grant. The fair market value of each stock option grant was based on the closing stock price on the grant date and computed using the Black-Scholes model with the assumptions described in Note 14 to the Consolidated Financial Statements incorporated by reference herein.

All travel and lodging expenses associated with corporate matters are reimbursed by the Company, if and when incurred. The total of all Board meeting expenses in 2012 was $35.

Executive Compensation—Former Executive Officers

No director, officer or employee performing services for the Registrant prior to the Merger received compensation during the Registrant’s last fiscal year.

Executive Compensation – Current Executive Officers

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned from Oryon during the fiscal years ended December 31, 2012, and 2011, by the chief executive and chief financial officers of Oryon. No other executive officers received total compensation that exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Option Awards (j)		Non-Equity Incentive Plan Compensation	All Other Compensation (k)	Total
Thomas P. Schaeffer (a)	2012	$150,000	(c)	$25,000	(g)	$132,422	(h)	—	—	$307,422
Chief Executive Officer, President	2011	$68,750	(d)	—		—		—	—	$68,750
Mark E. Pape (b)	2012	$130,000	(e)	—		$18,227	(i)	—	$5,966	$154,193
Chief Financial Officer	2011	$118,623	(f)	—		—		—	$3,482	$122,105

(a)	Mr. Schaeffer began working for Oryon on July 15, 2011 and was appointed to the positions of Chief Executive Officer and President of Oryon effective October 24, 2011. He was appointed to the positions of Chief Executive Officer and President of the Company effective May 4, 2012 in connection with the Closing of the Merger.
(b)	Mr. Pape was appointed to the position of Chief Financial Officer of Oryon effective October 11, 2010. He was appointed to the position of Chief Financial Officer of the Company effective May 4, 2012, in connection with the Closing of the Merger.
(c)	Mr. Schaeffer’s 2012 compensation included $1,563 that was accrued in 2012 as deferred compensation liability and that remained unpaid as of December 31, 2012.
(d)	Mr. Schaeffer’s 2011 compensation included $53,750 that was accrued in 2011 as deferred compensation liability, all of which remained unpaid as of December 31, 2012.
(e)	Mr. Pape’s 2012 compensation included $19,333 that was accrued in 2012 as deferred compensation liability, all of which remained unpaid as of December 31, 2012.
(f)	Mr. Pape’s 2011 compensation included $70,323 for which he received 562,584 shares of the Company’s common stock valued at $0.125 per share in lieu of cash compensation. It also included $31,333 that was accrued in 2011 as deferred compensation liability and remains unpaid as of the date hereof.
(g)	Mr. Schaeffer’s employment agreement provides that he receive a bonus of $25,000 in 2013 for his services provided in 2012. However, in recognition of the Company’s limited resources, Mr. Schaeffer agreed to defer payment of the bonus until a future date, in exchange for a grant of stock options. See note (i)
(h)	On September 6, 2012, Mr. Schaeffer was granted an option to purchase 500,000 shares of the Company’s common stock at $0.745 per share. The option has a ten-year term. One-half of the shares underlying the option (250,000) vested on the date of grant and 250,000 shares will vest on the first anniversary of the grant. In January 2013, Mr. Shaeffer was granted an option to purchase 75,000 shares of the Company’s common stock at $0.3425 per share in return for agreeing to temporarily defer the payment of the $25,000 bonus provided by his employment agreement. The option has a ten-year term and was fully vested on the date of grant.
(i)	In January 2013, Mr. Pape was granted an option to purchase 125,000 shares of the Company’s common stock at $0.3425 per share in recognition of his services provided to the Company in prior periods. The option has a ten-year term and was fully vested on the date of grant.
(j)	Amounts in this column reflect the dollar amount recognized for financial reporting purposes in accordance with FASB ASC Topic 718, except that we excluded the effect of estimated forfeitures related to service-based conditions pursuant to SEC rules. See Note 14 to Oryon’s Audited Consolidated Financial Statements for the years ended December 31, 2012 and 2011, which are incorporated herein, for a discussion of Oryon’s valuation methodology and assumptions.
(k)	All Other Compensation consists solely of the cost of group health insurance for the executive. Prior to June 1, 2012, the Company paid for the individual’s personal healthcare insurance when the executive participated in the Company’s group health insurance plan. Subsequent to that date the Company has paid a maximum of $500 per month towards the executive’s coverage. Mr. Pape did not elect to participate in the Company’s group health insurance plan until June 1, 2011.

None of our executive officers received, nor do we have any arrangements to pay, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation other than as noted in the table above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information, as of December 31, 2012, regarding stock option grants by the Company:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of securities underlying unexercised options		Option exercise price	Option expiration date
Name	Exercisable (#)	Unexercisable (#)
Thomas P. Schaeffer (a) Chief Executive Officer, President	250,000	250,000	$0.745	September 5, 2022
Mark E. Pape (b) Chief Financial Officer	480,000	—	$0.125	November 1, 2020

(a)	On September 6, 2012, Mr. Schaeffer was granted an option to purchase 500,000 shares of the Company’s common stock at $0.745 per share. The option has a ten-year term. One-half of the shares underlying the option (250,000) vested on the date of grant and the remaining 250,000 shares will vest on the first anniversary of the grant. In addition to the option grant disclosed above, in January 2013, Mr. Shaeffer was granted an option to purchase 75,000 shares of the Company’s common stock at $0.3425 per share in return for agreeing to temporarily defer the payment of the $25,000 bonus provided by his employment agreement. The options have a ten-year term and were fully vested on the date of grant.
(b)	In addition to the option grant disclosed above, in January 2013, Mr. Pape was granted an option to purchase 125,000 shares of the Company’s common stock at $0.3425 per share in recognition of his services provided to the Company in prior periods. The option has a ten-year term and was fully vested on the date of grant.

Executive Employment Agreements

On September 6, 2012, we entered into an employment agreement with Mr. Schaeffer, our President and Chief Executive Officer. The agreement provides for an initial term of employment of two years from September 6, 2012 (the “Effective Date”), with automatic one-year renewal periods. The agreement establishes a base salary of $223,750 for the first year (including $73,750 in previously earned but unpaid and deferred compensation) and $150,000 for subsequent years, and a minimum bonus of $25,000 for the year ending December 31, 2012. Mr. Schaeffer is also entitled to any other bonus that may be awarded by the Compensation Committee. The agreement also provides for the grant of options to purchase 500,000 shares of common stock on the Effective Date, and an additional 500,000 shares on each of the first two anniversaries of the Effective Date, to the extent that Mr. Schaeffer’s employment is continuing at that time. If Mr. Schaeffer’s employment is terminated prior to the end of the term by (a) the Company without Cause (other than due to Mr. Schaeffer’s death or Disability), (b) Mr. Schaeffer for Good Reason or (c) the Company for any reason within 12 months after a Change in Control, then the Company is required to pay a lump sum amount equal to 200% of Mr. Schaeffer’s annual base salary in effect as of his termination, a prorated bonus, and certain other amounts as provided in the agreement depending on the termination date. The foregoing capitalized terms have the meanings given to them in the agreement.

Mr. Pape is employed on an “at will” basis and does not have employment, severance or change of control agreements with the Company.

Compensation Discussion and Analysis

Our Board of Directors established the Compensation Committee with the authority to set all forms of compensation of our executive officers and the directors. The Compensation Committee has overall responsibility for our compensation policies as provided in the written charter adopted by the Compensation Committee. The Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for our executives and does not delegate any of its functions to others in setting compensation. The Compensation Committee is comprised of Mr. Ross (Chairman) and Mr. Hoesterey, who are both independent non-employee directors.

When establishing base salaries, cash bonuses and equity grants for each of the executives, the Compensation Committee considers the recommendations of the Chief Executive Officer, the specific executive’s role and contribution to the management team, responsibilities and performance during the past year and future anticipated contributions, corporate performance, and the amount of total compensation paid to executives in similar positions, and performing similar functions, at other companies for which data is available, as provided by such third parties.

The Compensation Committee relies upon its judgment in making compensation decisions, after reviewing the Company’s performance and evaluating each executive’s performance during the year. The Compensation Committee generally does not adhere to formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements, incorporating flexibility into our compensation programs and into the assessment process to respond to and adjust for the evolving business environment.

As Chairman of the Compensation Committee, Mr. Ross undertook an examination of comparable compensation packages for companies situated similarly to the Company, as to market capitalization, revenue, product type and/or performance history. Mr. Ross also took into account the experience and qualifications of the executive officers of the Company.

Potential Payments Upon Termination or Change-in-Control

Other than as discussed above, we had no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control as of the end of our last completed fiscal year. Subsequent to the end of our last completed fiscal year, we entered into an employment agreement with Mr. Schaeffer. In the event of Mr. Schaeffer’s termination of employment by (a) the Company without Cause (other than due to his death or Disability), (b) Mr. Schaeffer for Good Reason or (c) the Company for any reason within 12 months of a Change in Control, and assuming that such termination occurred on December 31, 2012, the Company would be required to pay Mr. Schaeffer an amount equal to $546,250, plus the cost to cover Mr. Schaeffer and his dependents under the Company’s medical plans for one year. In the event of a termination of employment as a result of Mr. Schaeffer’s death or disability, the Company is required to pay to Mr. Schaeffer or his estate all of the proceeds from insurance policies maintained by the Company covering Mr. Schaeffer, plus the costs of Mr. Schaeffer and his dependents under the Company’s medical plans for one year.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 15, 2013, with respect to the beneficial ownership of our common stock for (i) each director and executive officer, (ii) all of our directors and executive officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of such date, there were 62,660,778 shares of common stock outstanding. No shares of our preferred stock were outstanding as of such date.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

		Percentage
	Shares Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned
Directors and Executive Officers
Thomas P. Schaeffer Chief Executive Officer and Director (2)(3)	2,325,000	3.69%
Mark E. Pape Chief Financial Officer, Director (2)(4)	1,396,832	2.20%
Larry L. Sears Director (2)(5)	160,000	0.25%
Jon S. Ross Director (2)(6)	100,000	0.16%
Richard K. Hoesterey Director (2)(7)	66,667	0.11%
All Officers and Directors as a Group (5 persons)	4,048,499	6.33%
5% Shareholders
MRM Acquisitions, LLC (2)(8)(11)	20,136,524	31.22%
Oryon Capital, LLC (9)(11)	27,312,479	41.71%
M. Richard Marcus (10)(11)	29,647,893	44.57%
Legacy Star Enterprises (12)	4,719,240	7.34%
Jerome Bresson Revocable Trust (13)	3,192,294	5.01%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)	The address for this individual or entity is: 4251 Kellway Circle, Addison, Texas 75001.
(3)	Mr. Schaeffer owns: (i) 2.0 million restricted shares of Company common stock, (ii) 250,000 shares underlying vested equity options with an exercise price of $0.745 per share and a remaining term of approximately 9.5 years, and (iii) 75,000 shares underlying a vested equity option granted to Mr. Schaeffer in January 2013 with an exercise price of $0.3425 per share and a remaining term of approximately 10 years.
(4)	Consists of: (i) 791,832 shares of Company common stock owned directly (received during 2011 in lieu of cash compensation), (ii) 480,000 shares underlying vested equity options with a weighted average exercise price of $0.125 per share and a remaining term of approximately 7.5 years, and (iii) 125,000 shares underlying a vested equity option granted to Mr. Pape in January 2013 with a weighted average exercise price of $0.3425 per share and a remaining term of approximately 10.0 years.
(5)	Consists of: (i) 60,000 shares underlying vested equity options with a weighted average exercise price of $0.125 per share and a remaining term of approximately 1.5 years and (ii) 100,000 shares underlying vested equity options with a weighted average exercise price of $0.395 per share and a remaining term of approximately 9.7 years.

(6)	Mr. Ross holds 100,000 shares underlying vested equity options with a weighted average exercise price of $0.395 per share and a remaining term of approximately 9.7 years.
(7)	Mr. Hoesterey holds 66,667 shares underlying vested equity options with a weighted average exercise price of $0.395 per share and a remaining term of approximately 9.7 years.
(8)	Includes 18,289,700 shares of common stock owned directly and 1,846,824 shares underlying Series C Warrants to purchase common stock at $0.3125 per share. Oryon Capital, LLC owns 66.19% of the membership units of MRM Acquisitions, LLC and consequently has voting control and investment discretion over the securities held by MRM Acquisitions, LLC. As a result, Oryon Capital, LLC may be deemed to have beneficial ownership (as defined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the shares of common stock owned by MRM Acquisitions, LLC.
(9)	Includes 6,205,227 shares of common stock owned directly by Oryon Capital, LLC, 970,728 shares underlying Series C Warrants to purchase common stock at $0.3125 per share held by Oryon Capital, LLC and 20,136,524 shares beneficially owned by MRM Acquisitions, LLC. See note (8) above. Mr. M. Richard Marcus, former Chief Executive Officer and Chairman of Oryon, is Chairman of the Board of Managers of Oryon Capital, LLC and owns 43.43% of the membership interests of Oryon Capital, LLC. Mr. Marcus disclaims voting control and investment discretion over the membership interests of MRM Acquisitions, LLC and the equity securities of Oryon held by Oryon Capital, LLC.
(10)	Includes (i) 1,300,310 shares of common stock owned directly, (ii) 983,104 shares underlying vested equity options with a weighted average exercise price of $0.17 per share and a weighted average remaining term of 6.3 years, (iii) 52,000 shares underlying Series C Warrants to purchase common stock at $0.3125 per share and (iv) 27,312,479 shares beneficially owned by Oryon Capital, LLC – see note (9) above. Mr. Marcus is the former Chief Executive Officer and Chairman of Oryon and is currently the Chairman of the Boards of Managers of Oryon Capital, LLC and MRM Acquisitions, LLC. He owns 43.43% of the membership interests of Oryon Capital, LLC. He owns no membership units of MRM Acquisitions, LLC. Oryon Capital, LLC owns 66.19% of the membership units of MRM Acquisitions, LLC. See notes (8) and (9) above. Mr. Marcus disclaims voting control and investment discretion over Oryon Capital, LLC’s membership interests of MRM Acquisition, LLC and the equity securities of Oryon held by Oryon Capital, LLC.
(11)	The address for this individual or entity is: 6335 W. Northwest Highway, Suite 212, Dallas TX 75225.
(12)	The address for this individual or entity is: 6828 Snider Plaza, Dallas TX 75205.
(13)	The address for this individual or entity is: P.O. Box 176, Narberth PA 19072

Securities Authorized for Issuance Under Equity Compensation Plans

On February 24, 2012, our Board adopted the 2012 Equity Incentive Plan (the “Plan”) and reserved 7,500,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees, consultants and other service providers of the Company. The Plan was approved by the Company’s shareholders on March 19, 2012.

As of the date hereof, options for 1,190,463 shares have been granted pursuant to the Plan and 2,763,104 shares are reserved under the Plan for the exercise of options issued by Oryon prior to the Merger under Oryon’s then-existing plan that are now exercisable for the Company’s shares.

The following table provides information regarding shares subject to the Plan:

Equity Compensation Plan Information

	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan Category	and rights	rights	column a)
	(a)	(b)	(c )
Equity compensation plans approved by security holders	3,953,567	$0.28	3,546,433
Equity compensation plans not approved by security holders	—	—	—

Total	3,953,567		3,546,433

On August 27, 2012, we filed with the SEC a registration statement on Form S-8 under the Securities Act that registered the 7,500,000 shares that could be issued to employees, directors or consultants pursuant to the Plan.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There are no family relationships between any of our former directors or executive officers and the current directors and officers. Prior to the Closing of the Merger, during our fiscal year ended January 31, 2012 and the previous fiscal year, there were no transactions with related parties other than as noted below. To our knowledge, the officers and directors of the Company elected in conjunction with the Merger were not directors of the Company prior to the Merger, did not hold any position with the Company prior to the Merger, other than Mr. Schaeffer who was a Company shareholder, and have not been involved in any material proceeding adverse to the Company or its subsidiaries or have a material interest adverse to the Company or its subsidiaries, or any transactions with the Company or any of its directors, executive officers, affiliates, or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

In accordance with the Merger Agreement, upon the effectiveness of the Merger, the Oryon Members received approximately 50% of the issued and outstanding common stock of the Company. Mr. Pape, one of our new directors and chief financial officer, was a member of Oryon. Accordingly, Mr. Pape was issued certain shares of our Common Stock in connection with the Merger Agreement in exchange for his membership units of Oryon.

Other than the transactions, including the Merger Agreement, noted above, there are no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which any of the former directors or officers or the current directors and officers had or will have a direct or indirect material interest. There is no material plan, contract or arrangement (whether or not written) to which any of the former directors or officers or the current directors and officers is a party or in which they participate that is entered into or material amendment in connection with our appointment of any of the former directors or officers or the current directors and officers, or any grant or award to any of the former directors or officers or the current directors or officers or modification thereto, under any such plan, contract or arrangement in connection with our appointment of any of the former directors or officers or the current directors and officers.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Business Ethics and Control, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

Until the Closing Date of the Merger, we did not have any independent directors on our Board of Directors. Our Board currently has two members from management (Mr. Schaeffer, Chief Executive Officer, and Mr. Pape, Chief Financial Officer) and three non-management directors (Mr. Hoesterey, Mr. Ross and Mr. Sears). The Board has determined that each of its three non-management directors meets the criteria for independence. Due to their management roles, Mr. Schaeffer and Mr. Pape are not considered independent directors and do not sit on any committees of the Board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards, including, without limitation, the standards for independent directors established by the New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.

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

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended December 31, 2012 and 2011, the Company paid or accrued $66,479 and $45,420, respectively, to the independent registered public accounting firm for professional services rendered in connection with the audit of the Company’s annual financial statements, their quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings, including the Registration Statement on Form S-1 filed in October 2012. The independent registered public accounting firm did not perform tax services for Oryon or the Company subsequent to the Merger and accordingly no fees have been paid to or accrued for the public accounting firm for tax return preparation for periods presented. However, it is anticipated that the public accounting firm will prepare the Company’s tax return for 2012 and the Company has accrued $5,000 as of December 31, 2012, for payment of that service.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that bans its auditors from performing non-financial consulting services, such as information technology consulting and internal audit services. This policy mandates that the Audit Committee approve the audit and non-audit services and related budget in advance, and that the Audit Committee be provided with quarterly reporting on actual spending. This policy also mandates that the Company may not enter into auditor engagements for non-audit services without the express approval of the Audit Committee. In accordance with this policy, the Audit Committee pre-approved all services to be performed by the Company’s independent registered public accounting firm.

ITEM 15.—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Financial Statements”.

(a)(3) Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed or furnished as part of this Form 10-K.

Index to Financial Statements

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

MONTGOMERY COSCIA GREILICH LLP

Certified Public Accountants

2500 Dallas Parkway, Suite 300

Plano, Texas 75093

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Oryon Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Oryon Technologies, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oryon Technologies, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has accumulated losses from inception through December 31, 2012 of $10,686,133, has minimal assets, and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MONTGOMERY COSCIA GREILICH LLP

Montgomery Coscia Greilich LLP

Plano, Texas

February 27, 2013

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$169,678	$86,685
Accounts Receivable, net of allowance for doubtful accounts of $0 and $19,740, respectively	10,721	1,106
Inventory (see note 2)	97,456	75,768
Other current assets	8,707	6,964

Total current assets	286,562	170,523
PROPERTY AND EQUIPMENT, NET (see note 3)	21,708	27,826
INTANGIBLE ASSETS, NET (see note 4)	137,736	160,819
OTHER LONG-TERM ASSETS (see note 5)	23,799	20,832

TOTAL ASSETS	$469,805	$380,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$187,047	$324,027
Accrued interest of Series C promissory notes (see note 9)	—	139,727
Deferred revenue	6,000	—
Deferred compensation (see note 6)	166,667	166,465
Current portion of promissory notes and other short-term debt (see note 7)	401,655	739,824
Other current liabilities (see note 8)	41,537	24,760
Due to affiliates	—	14,487

Total current liabilities	802,906	1,409,290
NOTES PAYABLE, NET (see note 9)	164,187	1,649,874

Total liabilities	967,093	3,059,164
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding (see note 13)	—	—
Common stock, $0.001 par value, 600,000,000 authorized, 62,660,778 and 16,502,121 issued and outstanding, respectively (see note 13)	62,661	16,502
Paid in capital	10,126,184	5,365,181
Foreign currency translation adjustment	—	12,119
Accumulated deficit	(10,686,133)	(8,069,326)
Non-controlling interest	—	(3,640)

Total equity (deficit)	(497,288)	(2,679,164)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$469,805	$380,000

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012	2011
REVENUES
Product sales	$68,428	$95,165
Cost of goods sold	(40,184)	(64,501)

Gross profit	28,244	30,664
Royalty and license fees	—	303
Other	—	65,473

Total revenues	28,244	96,440
OPERATING EXPENSES
Applications development
Wages	173,888	216,309
Payroll taxes and benefits	26,455	43,371
Materials, equipment, services	117,008	109,283
Office and overhead	7,224	14,236
Travel and entertainment	—	4,554

Total applications development expenses	324,575	387,753
Sales and Marketing
Wages	66,000	35,643
Payroll taxes and benefits	6,925	14,815
Overhead	14,357	844
Outside services	32,400	11,459
Travel and entertainment	32,409	2,555

Total sales and marketing expenses	152,091	65,316
General and Administrative
Wages	339,378	350,642
Payroll taxes and benefits	163,292	51,343
Overhead	160,099	185,434
Outside services	633,244	424,920
Travel and entertainment	6,416	21,518

Total general and administrative expenses	1,302,429	1,033,857
Depreciation and Amortization	40,163	58,855

Total loss from operations	(1,791,014)	(1,449,341)
OTHER INCOME (EXPENSE)
Interest income	522	9
Interest expense	(271,992)	(262,750)
Change in fair market value of Series A warrants	(535,367)	—
Net other income (expense)	(10,010)	63,168

Total other income (expense)	(816,847)	(199,573)

NET LOSS BEFORE TAX	(2,607,861)	(1,648,914)
INCOME TAXES (see note 12)	—	—

NET LOSS AFTER TAX	(2,607,861)	(1,648,914)
INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	1,054	1,328

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(2,606,807)	$(1,647,586)

Loss per share: basic and diluted	$(0.07)	$(0.11)
Weighted average shares outstanding	37,754,324	15,269,316

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2012 and 2011

	Shares	Common Stock, $0.001 par value	Paid in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2010	13,930,288	$13,930	$5,022,566	$(2,312)	$17,516	$(6,421,740)	$(1,370,040)

Operating Results for the year ended December 31, 2011				(1,328)		(1,647,586)	(1,648,914)
Foreign currency translation adjustment					(5,397)		(5,397)
Stock-based compensation expense			20,896				20,896
Issuance of warrants			2,812				2,812
Issuance of shares (see note 13)	2,571,833	2,572	318,907				321,479

Balances at December 31, 2011	16,502,121	$16,502	$5,365,181	$(3,640)	$12,119	$(8,069,326)	$(2,679,164)

Operating Results for the year ended December 31, 2012				(1,054)		(2,606,807)	(2,607,861)
Issuance of common stock, financing transactions, pre-merger	1,450,000	1,450	723,550				725,000
Issuance of common stock, financing transactions, post-merger	2,550,000	2,550	1,272,450				1,275,000
Merger consideration-pre-existing shareholders	15,000,000	15,000	(15,000)				—
Merger partner capital accounts			10,000			(10,000)	—
Issuance of common stock in conversion of indebtedness	27,158,657	27,159	2,009,291				2,036,450
Issuance of warrants			32,565				32,565
Foreign currency translation adjustment					141		141
Liquidation of inactive subsidiaries				4,694	(12,260)		(7,566)
Stock-based compensation expense			192,780				192,780
Change in fair market value of Series A warrants due to re-pricing			535,367				535,367

Balances at December 31, 2012	62,660,778	62,661	10,126,184	—	—	(10,686,133)	(497,288)

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,606,807)	$(1,647,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of Series A warrants due to re-pricing	535,367	—
Noncash interest expense on short-term notes	28,364	13,646
Noncash interest expense on notes payable	91,284	125,815
Noncash interest expense on warrants related to convertible notes	12,893	18,255
Noncash interest expense—beneficial conversion feature (see note 9)	136,074	103,472
Non-controlling interest	(1,054)	(1,328)
Stock-based compensation expense	192,780	20,896
Issuance of stock in lieu of cash payment (see note 6)	—	311,479
Issuance of convertible notes in lieu of rent	6,597	69,582
Bad debt expense	—	19,739
Depreciation and amortization	40,163	58,855
Gain on foreign currency transactions	—	—
Changes in operating assets and liabilities:
Accounts receivable—decrease (increase)	(9,615)	(5,407)
Inventory—decrease (increase)	(21,688)	36,387
Other current assets—decrease (increase)	(1,743)	92,882
Other long-term assets—decrease (increase)	(2,967)	7,659
Accounts payable—increase (decrease)	(136,979)	237,430
Deferred revenues	6,000	—
Deferred compensation—increase (decrease)	202	13,472
Other current liabilities—increase (decrease)	16,777	(45,709)
Due to affiliates—increase (decrease)	(14,487)	(6,376)

Net cash used in operating activities	(1,728,839)	(576,837)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,962)	—
Liquidation of inactive affiliates	(7,566)	—

Net cash flows used in investing activities	(18,528)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	75,000
Proceeds from issuance of short-term notes payable	143,385	439,033
Cancellation of intercompany short-term notes due to merger	(325,000)	—
Repayment of short-term notes payable	(20,731)	—
Proceeds from issuance of equity	2,000,000	10,000
Issuance of noncash warrants other than convertible notes related	32,565	99

Net cash provided by financing activities	1,830,219	524,132
Effect of exchange rates on changes in cash	141	(5,397)

Net increase (decrease) in cash and cash equivalents	82,993	(58,102)
Cash and cash equivalents, beginning of period	86,685	144,787

Cash and cash equivalents, end of period	$169,678	$86,685

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,377	$1,463

Debt and accrued interest converted to equity	$2,036,450	$—

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

Organization and Basis of Presentation

OryonTechnologies, Inc. (“Oryon” or the “Company”) has only one direct subsidiary, OryonTechnologies, LLC, a Texas limited liability company (“OTLLC”) is a developer of a patented electroluminescent (“EL”) lighting technology, trademarked as Elastolite®, which enables thin, flexible, crushable, water-resistant lighting systems to be incorporated into multiple applications such as safety apparel, sporting goods, consumer goods and membrane switches, among others. OTLLC is the parent of two wholly-owned companies: OryonTechnologies Licensing, LLC (“OTLIC”) and OryonTechnologiesDevelopment, LLC (“OTD”), both of which are also Texas limited liability companies.

OTLLC also previously owned OryonTechnologies International Pte. Ltd. (“OTI”), a Singapore-based corporation. Operations at OTI were suspended in May 2009 and OTI was liquidated in November 2012. The operations of OTI were not material to Oryon. OTI originally owned 51% of Oryon-Asia Pacific Safety, Limited (“OAPS”), which was formed in December 2006 as a Hong Kong limited company. During 2011, the 51% ownership was transferred to OTLLC. The other 49% of OAPS was owned by two non-affiliated individuals. Operations of OAPS were suspended in February 2011 and OAPS is in the final stage of liquidation. The operations of OAPS were not material to Oryon.

The accompanying audited financial statements of Oryon have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

These financial statements have been prepared in accordance with GAAP applicable to a going concern, which assume that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2012, the Company had cash of $169.7 thousand but had not yet achieved profitable operations, had accumulated losses of $10,686.1 thousand since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

These audited financial statements should be read in conjunction with information provided in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

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

As a result of the Merger, the OTLLC members acquired the majority of the Company’s issued and outstanding common stock, OTLLC became a wholly-owned subsidiary of the Company, and the Company acquired the business and operations of OTLLC. In conjunction with the Merger, OTLLC assumed no liabilities from the Company and all members of the Company’s executive management are from OTLLC. The Company filed a Current Report on Form 8-K, as amended, dated May 4, 2012, describing the Merger and providing information concerning OTLLC.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

1. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company uses the accrual method of accounting and all amounts are denominated in United States dollars. The accounts for OTI, which were maintained in Singapore dollars, have been converted from Singapore dollars to United States dollars at historical exchange rates.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

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

Stock-Based Compensation

The Company utilizes equity based awards as a form of compensation for employees, consultants, officers and directors. The Company records compensation expense for all awards granted. After having assessed alternative valuation models and amortization methods, the Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Leases

The Company leases office facilities under a non-cancelable operating lease. The Company recognizes rent on a straight-line basis over the lease term.

2. Inventory

Inventory consists of the following:

	December 31,	December 31,
	2012	2011
Raw materials	$95,732	$73,501
Work in process	—	—
Finished goods	884	2,267
Customer projects in process	840	—

Total Inventory	$97,456	$75,768

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

3. Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2012	2011
Leasehold improvements	$7,279	$7,279
Furniture and equipment	195,927	184,965

Property and equipment, gross	203,206	192,244
Accumulated depreciation	(181,498)	(164,418)

Net property and equipment	$21,708	$27,826

Depreciation expense was $17,080 and $35,771 for the years ended December 31, 2012 and 2011, respectively.

4. Intangible Assets

As of December 31, 2012 and December 31, 2011, the Company’s only intangible assets consisted of patents with a gross carrying cost of $320,795 and accumulated amortization of $183,059 and $159,976, respectively. The remaining weighted average amortization period was 6.0 years at December 31, 2012. The estimated aggregate amortization expense in each of the years ending December 31, 2013 through December 31, 2015, is $23,083 per year.

The balances as of December 31, 2012, including intangible assets and accumulated amortization, are detailed as follows:

As of December 31, 2012

Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(183,059)	$137,736

The balances as of December 31, 2011, including intangible assets and accumulated amortization, are detailed as follows:

As of December 31, 2011

Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(159,976)	$160,819

Amortization expense for each of years ended December 31, 2012 and 2011 was $23,083.

5. Other Long Term Assets

Other long term assets consist of the following:

	December 31,	December 31,
	2012	2011
Investment in subsidiaries	$100	$100
Other receivables	7,102	4,135
Security deposits	6,597	6,597
Licenses	10,000	10,000

Total other assets	$23,799	$20,832

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

6. Deferred Compensation

Deferred compensation consists of the following:

	December 31,	December 31,
	2012	2011
Deferred wages	$112,979	$140,833
Deferred directors’ fees	45,000	—
Accrued taxes on deferred wages	8,688	25,632

Total deferred compensation	$166,667	$166,465

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

As of December 31, 2010, the Company was obligated to issue membership units in lieu of $99,094 in wages for the year ended December 31, 2010, (issuable on the first day of the subsequent quarter) and $13,163 in wages for the year ended December 31, 2009. Accordingly, a total of 898,056 shares were issued on January 1, 2011 at a value of $0.125 per share. An additional 1,553,776 shares were issued on October 1, 2011 at a value of $0.125 per share under the employment agreements in lieu of compensation earned between January 1, 2011 and August 31, 2011, for a total of 2,451,832 shares issued in 2011 in lieu of cash wages to employees. In addition, 40,000 shares were issued to a former consultant in settlement for $5,000 in unpaid compensation on December 15, 2011.

Effective September 1, 2011, the agreements were revised to provide for the indefinite deferral of unpaid wages until sufficient external funding was obtained. Deferred wages due to employees at December 31, 2012 and December 31, 2011 were $112,979 and $140, 833, respectively.

7. Other Short-Term Debt

Other short-term debt consists of the following:

	December 31,	December 31,
	2012	2011
Current portion, promissory notes payable	$37,500	$—
Other short-term debt	322,145	401,178
Promissory notes related to proposed merger	—	325,000
Accrued interest	42,010	13,646

Total	$401,655	$739,824

During the year ended December 31, 2011, OTLLC was unable to complete a financing deal with a private equity firm that had been expected to provide OTLLC with adequate capital. To fund continuing operations at a reduced level of expenditures, OTLLC borrowed funds from several individuals on an unsecured, non-interest-bearing basis. On December 5, 2012, the Company documented its obligation to one of the individuals in a promissory note for $211,418. Such promissory note bears interest at WSJPrime plus one percent beginning October 1, 2012, requires monthly fixed payments plus mandatory prepayments under certain conditions, and matures on September 30, 2016. For balance sheet presentation of such promissory note, the mandatory payments due in 2013 in the cumulative amount of $37,500 are reported in Other Short-Term Debt as the current portion of the promissory note and the remaining balance of the promissory note is reported as Notes Payable. In addition, during 2011, one vendor required that the outstanding accounts payable balance of $287,145 be converted to a promissory note. Such note accrues interest at 10% annually and is payable upon demand. This note matured on December 15, 2011 and management is currently in negotiations with the vendor to extend the note or replace it with a new promissory note.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

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

8. Other Current Liabilities

Other current liabilities at December 31, 2012, and December 31, 2011, consist of accrued corporate operating expenses as estimated by management, including accruals for legal, tax return, office overhead and accounting expenses.

9. Notes Payable

The Company, through its wholly-owned subsidiary OTLLC, had three outstanding series of convertible notes (the Series C-1 notes, the Series C-2 notes, and the Series C-3 notes, collectively the “Notes”) with a combined total principal obligation of $0 and $2,579,220 at December 31, 2012 and December 31, 2011, respectively. Accrued interest on the Notes as of December 31, 2012 and December 31, 2011, were $0 and $139,727, respectively, resulting in a total obligation of $0 and $2,718,947 as of December 31, 2012 and December 31, 2011, respectively. Each series of Notes was convertible under certain circumstances into the Company’s common stock at different conversion rates. On August 31, 2012, as a result of the completion of a “Qualified Financing” as defined in the Notes and as modified by the Group Modification Agreement approved by the holders of the Notes in March 2012, the Notes and accumulated accrued interest through August 31, 2012, were converted into 27,158,657 shares of the Company’s common stock (the “Conversion”).

Following the Conversion on August 31, 2012, none of the principal and interest of the Notes remained outstanding, but the holders of the Notes retained the detachable warrants to purchase common stock at $0.3125 per share that they had received in connection with their investment in the Notes. The following table shows the number of shares of common stock that would have been issued if all the warrants related to the Notes were exercised as of December 31, 2012:

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

As of December 31, 2012

Convertible Debt	Conversion Price	Principal and Interest Amounts	Potential Shares Issued if Notes Converted	Shares Issued if Series C Warrants Exercised @ $0.3125
Series C-1 Notes	N/A	$—	—	2,841,440
Series C-2 Notes	N/A	—	—	3,200,000
Series C-3 Notes	N/A	—	—	1,972,000

		$—	—	8,013,440

The following table shows the number of shares of common stock that would have been issued if all of the Notes were converted and the related warrants were all exercised as of December 31, 2011:

As of December 31, 2011

Convertible Debt	Conversion Price	Principal and Interest Amounts	Potential Shares Issued if Notes Converted	Shares Issued if Series C Warrants Exercised @ $0.3125
Series C-1 Notes	$0.0625	$1,026,265	16,420,240	2,841,440
Series C-2 Notes	$0.1875	1,102,807	5,881,637	3,200,000
Series C-3 Notes	$0.1500	589,875	3,932,500	1,972,000

		$2,718,947	26,234,377	8,013,440

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

Notes payable consist of the following:

	December 31,	December 31,
	2012	2011
Convertible notes (C-1, C-2 and C-3)	$—	$2,579,220
Debt discount—beneficial conversion feature	—	(867,273)
Debt discount—warrant value	—	(62,073)
Promissory note—long term portion	164,187	—

Net	$164,187	$1,649,874

The Series C-1 convertible notes, issued in exchange for the Series A convertible notes, were also determined to have an embedded beneficial conversion feature under the provisions of ASC 470-20, “Debt with Conversion and Other Options” based on the November 2010 market value of $1 per share and an exercise price of $.50 per share. In accordance with ASC470-20, an embedded conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. A discount of $972,070 was recorded at November 2010 for the Series C-1 convertible note issuances and amortization expense recognized in the amounts of $136,074 and $103,472 for the years ended December 31, 2012, and 2011, respectively. On August 31, 2012, in conjunction with the Conversion, the unamortized discount balance of $731,199 was written off. The unamortized discount balance as of December 31, 2012 and December 31, 2011 was $0 and $867,273, respectively.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

10. Leases

The Company’s only lease is for its office and production facility, consisting of approximately 9,957 square feet in a building located at 4251 Kellway Circle in Addison Texas. The Company is obligated to pay $6,597 per month through March 31, 2016. The Company began leasing its current facilities in April 2010 under an operating lease that extends through March 2016.

In August 2011 the Company reached an agreement with the lessor to issue Series C-3 notes as payment for the July 2011 through January 2012 rent. The Company also agreed to issue an additional $30,000 Series C-3 convertible note in exchange for the lessor’s acceptance of such agreement. This payment was amortized over the 7 months of rent paid by the note, increasing rent expense by $12,800 during the nine month period ended September 30, 2011 (for the July – September 2011 amortization) and $4,300 for the nine month period ended September 30, 2012 (for the January 2012 amortization).

Rent expense relating to the operating lease agreement was $83,464 and $91,670 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, the future minimum payments required under all operating leases with terms in excess of one year were as follows:

For the year ending December 31,	Amount
2013	79,164
2014	79,164
2015	79,164
2016	19,791
2017	—

$257,283

11. Commitments and Contingencies

From time to time, the Company is engaged in various legal proceedings that are routine in nature and incidental to its business. At this time, there are no legal proceedings to which the Company is a party nor, to management’s knowledge, are any material legal proceedings contemplated.

As of December 31, 2012, a number of the Company’s employees were covered by employment agreements. In general, the employment agreements contain non-compete provisions ranging from nine months to one year following the term of the applicable agreement.

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

OTI was taxed in Singapore. All returns for OTI are current through the 2011 tax year. OTI generated substantial tax losses during its existence and therefore received a tax refund of $5,181 in 2011 for estimated taxes paid prior to 2009. No anticipated tax liability exists at December 31, 2012.

OAPS was taxed in Hong Kong. The company has been dissolved and no future liabilities will be incurred. All returns for OAPS are current through the 2012 tax year. OAPS generated substantial tax losses during its existence and no anticipated tax liability exists at December 31, 2012.

13. Capital

The Company was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001. On August 6, 2010, the Company effected a forward split of its shares of common stock on the basis of six new shares for one existing share, and amended its Articles of

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

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

In the three month period ended March 31, 2011, membership units that were subsequently exchanged for 792,752 shares of common stock were issued in lieu of cash payments for wages incurred during the year ended December 31, 2010, under employment agreements as described in Note 6 and valued at $0.125 per share and, in addition, membership units subsequently exchanged for 105,304 shares of common stock were issued in lieu of cash payment for other unpaid wages, also valued at $0.125 per share. During the three month period ended June 30, 2011, membership units that were subsequently exchanged for 80,000 shares of common stock were issued in exchange

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

for a cash investment of $10,000, a valuation of $0.125 per share. During the three month period ended December 31, 2011, membership units that were subsequently exchanged for 40,000 shares of common stock were issued in lieu of cash payment in connection with the termination of a consulting agreement based on a valuation of $0.125 per share. An additional 1,553,776 shares were issued in October 2011 at a value of $0.125 per share under the employment agreements in lieu of compensation earned between January 1, 2011 and August 31, 2011. In total, 2,571,832 shares were issued in 2011.

At April 30, 2012, 15,800,000 shares of common stock were issued and outstanding, consisting of the 15,000,000 post-split common shares plus the 800,000 shares issued in the fulfillment of the $400,000 in subscriptions on March 12, 2012.

In June 2012, an additional 2,200,000 shares were issued in the fulfillment of the $1,100,000 in the remaining subscriptions received but had not yet been fulfilled. On August 31, 2012, the Conversion of the Notes (see Note 9) required the Company to issue 27,158,657 shares of common stock to the holders of the Notes. In September 2012, an additional 1,000,000 shares were issued in the fulfillment of the $500,000 in subscriptions received during July and August. There were 62,660,778 and 16,502,121 common shares outstanding as of December 31, 2012, and 2011, respectively.

As described in Note 6 above, during the year ended December 31, 2011, the Company issued a total of 2,451,832 shares in lieu of cash wages to employees and 40,000 shares to a former consultant in settlement of unpaid compensation. In addition, an existing shareholder purchased 80,000 shares at $0.125 per share on May 13, 2011.

14. Equity Options and Warrants

Stock Options

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

On May 4, 2012, the date of the closing of the Merger, all of the unvested options (except for the 400,000 granted in January 2012) became fully vested because the Merger was a “change of control” as defined in the 2004 Unit Option Plan.

In September 2012, an option for 500,000 shares, exercisable at $0.745 per share, with 50% vested immediately and 50% vested on the first anniversary of the grant date, was granted to the Company’s chief executive officer under the 2012 Equity Incentive Plan. The grant date fair market value of this option grant was $114,534 of which $77,838 was expensed in 2012.

On November 6, 2012, non-executive directors were issued options for 266,667 shares, exercisable at $0.395 per share, 100% vested on the grant date, as compensation for such independent directors’ prior service. The grant date fair market value of these option grants was $33,765, all of which was expensed in 2012.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

On January 16, 2013, options for 423,796 shares were granted to employees and consultants for past services rendered, exercisable at $0.3425 per share and 100% vested on the grant date. The aggregate grant date fair market value of these option grants was approximately $63.1 thousand, which will be expensed in the first quarter of 2013.

Including the January 16, 2013, stock option grants, there are 3,953,567 options outstanding at an average exercise price of $0.282 per share, consisting of 3,359,771 fully vested options outstanding at an average exercise price of $0.261 per share and 593,796 unvested options outstanding with an average exercise price of $0.402 per share.

The Company has used the modified Black-Scholes model to estimate the fair value of employee options on the date of grant utilizing the assumptions noted below. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represents the period of time that the options are expected to be outstanding. Expected volatilities are based on historical volatilities of selected technology stock mutual funds. The dividend yield was zero since the Company will not be paying dividends for the foreseeable future. For stock option grants in 2012, the following assumptions were used:

Range of risk-free interest rates	0.669% – 2.812%
Expected term of options in years	5.003 – 6.256
Range of expected volatility	34.70% – 38.42%

A summary of option activity for the years ended December 31, 2012 and December 31, 2011, follows:

	For the year ended December 31,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	2,363,104	$0.188	2,803,104	$0.209
Granted	1,166,667	$0.452	—	$—
Exercised	—	$—	—	$—
Forfeited and expired	—	$—	(440,000)	$0.324

Outstanding at the end of the year	3,529,771	$0.275	2,363,104	$0.188

Exercisable at the end of the year	2,879,711	$0.255	1,153,104	$0.225

The Company recognized total compensation expense related to the stock options (excluding independent director option grants) of $159,014 and $20,896 for the years ended December 31, 2012, and 2011, respectively. The acceleration of the vesting of unvested options as a result of the change in control that occurred on the Closing of the Merger on May 4, 2012, significantly increased the option compensation expense in the first half of 2012. Compensation expense is included in selling, general and administrative expenses in the consolidated statement of operations. Total unrecognized compensation expense related to unvested unit options was $46,143 and $33,710 at December 31, 2012 and 2011, respectively.

The weighted average grant date fair value of share options granted during the year ended December 31, 2012 was $0.1485 per share. No options were granted during 2011.

Common stock options outstanding and exercisable at December 31, 2012 were as follows:

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

As of December 31, 2012

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Number Outstanding
$0.125	2,023,104	7.82	1,623,104
$0.250	240,000	6.01	240,000
$0.325	340,000	1.32	340,000
$0.375	120,000	7.61	120,000
$0.395	266,667	9.85	266,667
$0.625	40,000	2.42	40,000
$0.745	500,000	9.68	250,000

Total	3,529,771	7.42	2,879,771

The stock options exercisable at December 31, 2012 had an aggregate intrinsic value of $499,238. No options were exercised during 2012 or 2011.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

Warrants

On March 12, 2012, as discussed in Note 13 above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In June 2012, the Company fulfilled subscriptions for the issuance of 2,200,000 shares along with warrants having the right to purchase 2,200,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In September 2012, the Company fulfilled subscriptions for the issuance of 1,000,000 shares along with warrants having the right to purchase 1,000,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Also in September 2012, the Company issued to a consultant warrants having the right to purchase 133,335 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Therefore, shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company and issued to consultants through December 31, 2012 are as follows:

	Number of shares potentially issuable	Weighted average exercise price
Balance, December 31, 2011	—	$—

Issued in fulfillment of subscriptions	4,000,000	0.50
Issued to consultant	133,335	0.50
Exercised	—	—

Balance, December 31, 2012	4,133,335	0.50

When subscriptions are fulfilled by the Company, the warrants related to each individual subscription are dated as of the date the subscription funds were received by the Company, regardless of the date on which the obligation is ultimately fulfilled. Therefore, all warrants have a term of five years from date the subscription funds were received.

At December 31, 2012, the remaining number of years to expiration and the weighted average term to expiration for the 4,133,335 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

Expiration Date	Number of shares potentially issuable	Remaining years to expiration and weighted average	Fair Value of Warrants (at $0.50 exercise price)
October 26, 2016	200,000	3.82	$107,446
November 1, 2016	50,000	3.84	26,862
December 4, 2016	200,000	3.93	107,446
December 27, 2016	200,000	3.99	107,446
February 13, 2017	50,000	4.12	26,862
February 27, 2017	100,000	4.16	53,723
March 12, 2017	250,000	4.20	134,308
April 4, 2017	150,000	4.26	80,585
April 22, 2017	250,000	4.31	134,308
May 9, 2017	500,000	4.36	268,616
May 14, 2017	1,050,000	4.37	564,094
July 22, 2017	500,000	4.56	268,616
August 30, 2017	500,000	4.67	268,616
August 30, 2017	133,335	4.67	71,632

	4,133,335	4.34	$2,220,560

Using the Black-Scholes stock price valuation model, $561,194 of the $2,000,000 proceeds related to the fulfillment of the subscriptions during 2012 was originally attributed to the warrants to purchase 4,133,335 shares. However, in September 2012, the board of directors authorized the re-pricing of the warrants’ exercise price from the original $0.75 per share to the current $0.50 per share. This resulted in an increase of $535,367 in allocation of the proceeds to paid-in capital and a matching expense on the income statement.

The following assumptions were used for the Black-Scholes valuation of the warrants issued:

Assumption
Dividend rate	0%
Annualized volatility	39.00%
Risk free interest rate	0.59%-1.20%
Expected life of warrants (years)	5.00

At both December 31, 2012 and December 31, 2011, the Company had issued warrants for 8,013,440 shares of common stock to the holders of the Notes (see Note 9) and additional warrants for 107,672 shares of common stock to other individuals for a total of 8,121,112 warrants outstanding. Of the warrants outstanding, 42,672 were issued in 2009, exercisable at $0.375 per share and had a weighted average grant date fair value of $0.009. In 2010, 7,768,440 warrants were issued, exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.01. The remaining 310,000 warrants were issued in 2011, also exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.008. The Company used the modified Black-Scholes model to estimate the fair value of the warrants on the date of issuance. Under the provisions of FASB ASC 470-20-25, the Company allocated the fair value of the warrants at issuance and recorded debt discount and additional paid in capital in the amounts of $0 and $2,812 for the years ended December 31, 2012, and 2011, respectively. Noncash interest expense reflecting the amortization of debt discount related to the warrant issuances of $12,893 and $18,255 was recorded for the years ended December 31, 2012, and 2011, respectively.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

15. Benefit Plans

The Company had established a 401(k) Plan (the “Plan”) for eligible employees of the Company, but in December 2012, the Company announced the termination of the Plan, primarily due the high cost relative to the inadequate employee participation. Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service were eligible to participate in the Plan. The Plan was a defined contribution plan that provided that participants could make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost of living adjustments. The Company was permitted to make discretionary contributions but no contributions have been made since 2009. In the years ended December 31, 2012, and 2011, the Company paid $3,510 and $2,775, respectively, in maintenance fees.

16. Going Concern

The Company has accumulated losses from inception through December 31, 2012 of $10,686,133, has minimal assets, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These factors may have potential adverse effects on the Company including the ceasing of operations.

On May 4, 2012, the Company completed the Merger with a publicly-traded company. See Note 13 above. The Merger enabled the Company to obtain substantial additional equity capital to finance the Company’s operations through January 2013. Management believes that it will receive additional equity capital in the first quarter of 2013 although such funding is not guaranteed. If capital raising efforts are unsuccessful, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

18. Subsequent Events

The Company has evaluated subsequent events that occurred after December 31, 2012 through March 7, 2013, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements.

INDEX TO EXHIBITS

2.1	Agreement & Plan of Merger dated March 9, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

3.1	Amended & Restated Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2012)

3.2	Amended & Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 4, 2012)

10.1	Form of Series A Warrant (incorporated by reference to Exhibit B-2 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.2	Form of Series C Warrant (incorporated by reference to Exhibit B-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.3	Form of Securities Purchase Agreement and Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.4	Commercial Lease Agreement by and between 4257 Kellway General Partnership and OryonTechnologies, LLC dated April 1, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.5	Form of OryonTechnologies, LLC Series C-1 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.6	Form of OryonTechnologies, LLC Series C-2 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.7	Form of OryonTechnologies, LLC Series C-3 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.8	Form of Indemnification Agreement for Directors of Oryon Holdings, Inc. (incorporated by reference to Exhibit G-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.9	Resignation and Release—Rizalyn Cabrillas (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.10	Resignation and Release—Crystal Coranes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.11	Employment Agreement effective as of September 6, 2012 by and between Oryon Technologies, Inc. and Thomas P. Schaeffer (incorporated by reference to Company’s Current Report on Form 8-K filed on September 12, 2012**

16.1	Letter of Madsen & Associates CPA’s Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

21	List of Subsidiaries (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

23.1	Consent of Montgomery Coscia Greilich LLP*

24.1	Power of Attorney (included on the signature page hereto)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *+

101.SCH	XBRL Taxonomy Extension Schema Document *+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *+

*	Filed herewith
**	Management contract
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Addison, and the State of Texas, on February 27, 2013.

ORYON TECHNOLOGIES, INC.

By:	/s/ Thomas P. Schaeffer
Thomas P. Schaeffer
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas P. Schaeffer and Mark E. Pape, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, this report been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas P. Schaeffer Thomas P. Schaeffer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2013

/s/ Mark E. Pape Mark E. Pape	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Secretary and Director	February 27, 2013

/s/ Jon S. Ross Jon S. Ross	Director	February 27, 2013

/s/ Richard K. Hoesterey Richard K. Hoesterey	Director	February 27, 2013

/s/ Larry L. Sears Larry L. Sears	Director	February 27, 2013

INDEX TO EXHIBITS

2.1	Agreement & Plan of Merger dated March 9, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

3.1	Amended & Restated Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2012)

3.2	Amended & Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 4, 2012)

10.1	Form of Series A Warrant (incorporated by reference to Exhibit B-2 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.2	Form of Series C Warrant (incorporated by reference to Exhibit B-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.3	Form of Securities Purchase Agreement and Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.4	Commercial Lease Agreement by and between 4257 Kellway General Partnership and OryonTechnologies, LLC dated April 1, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.5	Form of OryonTechnologies, LLC Series C-1 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.6	Form of OryonTechnologies, LLC Series C-2 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.7	Form of OryonTechnologies, LLC Series C-3 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.8	Form of Indemnification Agreement for Directors of Oryon Holdings, Inc. (incorporated by reference to Exhibit G-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.9	Resignation and Release—Rizalyn Cabrillas (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.10	Resignation and Release—Crystal Coranes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.11	Employment Agreement effective as of September 6, 2012 by and between Oryon Technologies, Inc. and Thomas P. Schaeffer (incorporated by reference to Company’s Current Report on Form 8-K filed on September 12, 2012)**

16.1	Letter of Madsen & Associates CPA’s Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

21	List of Subsidiaries (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

23.1	Consent of Montgomery Coscia Greilich LLP*

24.1	Power of Attorney (included on the signature page hereto)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *+

101.SCH	XBRL Taxonomy Extension Schema Document *+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *+

*	Filed herewith
**	Management contract
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.