Form 10-K/A
period 2012-12-31
Oryon Technologies, Inc.
filed 2013-03-07
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 7, 2013, there were 62,660,778 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Oryon Technologies, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2013, to include a description of certain provisions of its Amended & Restated Bylaws in Item 9B, which Amended & Restated Bylaws are filed as Exhibit 3.3 hereto.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	56

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	57

SIGNATURES

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

ITEM 1. – BUSINESS

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

Previously, Oryon owned 100% of Oryon Technologies International Pte, Ltd. (“OTI”), a company organized under the laws of Singapore that was liquidated in November 2012. The operations of OTI were not material to Oryon. OTI was officially deregistered in Singapore on November 6, 2012. In addition, Oryon owned 51% of Oryon Asia Pacific Safety, Ltd. (“OAPS”), a company organized under the laws of Hong Kong that is in the final stage of liquidation. The operations of OAPS were not material to Oryon.

In summary, although there are various subsidiaries and affiliates currently in existence, Oryon is in the process of streamlining and restructuring the Registrant by dissolving or merging them. The Registrant has only one subsidiary – Oryon. At Closing, Oryon was merged into Merger Sub, which had no corporate purpose other than to serve as the merger receptacle facilitating the transaction.

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

Management of the Registrant believes that Elastolite®, Oryon’s trademarked electroluminescent lamp, is a disruptive platform lighting technology. Unlike reflective tapes, an electroluminescent lamp emits light by the direct conversion of electrical energy into light through energized phosphors. Although electroluminescent lamp technology is not new, Elastolite® broke through restrictive barriers previously existing that limited the growth of electroluminescent technology:

•	Elastolite® is a unique form of electroluminescent lamp

•	Elastolite® is 3-dimensional, elastomeric, membranous Polymer Thick Film (PTF)

•	Elastolite® can be printed directly on almost any surface

•	Elastomeric is a polyurethane ink structure

Advantages of Elastolite®

Edmund Castillo	Disney/Adidas	Occupational Safety	Life Preserver

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

•

Economical – Elastolite®, although capable of being created with thermally cured inks, is principally built based on Ultra Violet (“UV”) cured inks. This permits Elastolite® to be printed on high speed roll-to-roll printing equipment and can eliminate costly elongated thermal heating equipment required by traditional EL lamp systems. Additionally, as opposed to printing on an ITO PET substrate like traditional EL, Elastolite® can be printed on most substrates and printed only where light is needed thereby eliminating wasted materials and integration and assembly labor. Oryon’s membrane switch patents also eliminate most all hand assembly required when building a membrane switch.

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

ITEM 1A. – RISK FACTORS

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2. – PROPERTIES

The Registrant’s executive office and development facility is located at 4251 Kellway Circle, Addison, Texas 75001. The rent for this property is $6,597 per month. The Registrant’s main telephone number is: (214) 267-1321 and its fax number is (214) 267-1303. The Registrant’s website is located at http://elastolite.com.

ITEM 3. – LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its properties are subject which are, in the opinion of management, likely to have a material adverse effect on the Company’s results of operations or financial condition. The Company’s legal counsel is Looper Reed & McGraw PC, Dallas, Texas.

ITEM 4. – MINE SAFETY DISCLOSURES

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

Holders

As of March 7, 2013, there were approximately 130 shareholders of record of our common stock based upon the shareholders listing provided by our transfer agent. Our transfer agent is Securities Transfer Corporation. The transfer agent’s address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034, its phone number is (469) 633-0101 and its fax number is (469) 633-0088.

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

ITEM 6. – SUMMARY SELECTED CONSOLIDATED FINANCIAL DATA

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

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Expense – Overview

Total operating expense for the year ended December 31, 2012, increased $273.5 thousand, or 17.7%, to $1,819.3 thousand in 2012 from $1,545.8 thousand in 2011, as shown in the table below:

	For the year ended December 31, 2012		For the year ended December 31, 2011		Change
	$	%	$	%	$	%
Total applications development exp.	$324,575	17.8%	$387,753	25.1%	$(63,178)	-16.3%
Total sales and marketing exp.	152,091	8.4%	65,316	4.2%	86,775	132.9%
Total general and administrative exp.	1,302,429	71.6%	1,033,857	66.9%	268,572	26.0%
Depreciation and amortization	40,163	2.2%	58,855	3.8%	(18,692)	-31.8%

Total operating expenses	$1,819,258	100.0%	$1,545,781	100.0%	$273,477	17.7%

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

	For the year ended December 31, 2012		For the year ended December 31, 2011		Change
	$	%	$	%	$	%
Legal expenses	$219,514	34.7%	$309,680	72.9%	$(90,166)	-29.1%
Accounting and audit expenses	101,217	16.0%	81,449	19.2%	19,768	24.3%
Directors fees and expenses	78,800	12.4%	—	0.0%	78,800	NM
Public relations expenses	5,000	0.8%	15,897	3.7%	(10,897)	-68.6%
Consulting	179,553	28.4%	9,353	2.2%	170,200	1819.7%
Payroll processing expenses	2,565	0.4%	7,006	1.7%	(4,441)	-63.4%
Banking Fees	2,491	0.4%	1,535	0.4%	956	62.3%
Stock transfer agent and filing fees	44,103	7.0%	—	0.0%	44,103	NM

Total G&A outside services	$633,243	100.0%	$424,920	100.0%	$208,323	49.0%

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

	For the year ended December 31, 2012		For the year ended December 31, 2011		Change
	$	%	$	%	$	%
Interest expense on convertible notes payable	$91,284	33.6%	$125,816	47.9%	$(34,532)	-27.5%
Interest expense on short-term debt	31,741	11.7%	15,109	5.8%	16,632	110.1%
Amortization of debt discount related to warrants	12,893	4.7%	18,353	7.0%	(5,460)	-29.8%
Amortization of debt discount-beneficial conversion feature on the Series C-1 convertible notes payable	136,074	50.0%	103,472	39.4%	32,602	31.5%

Total interest expense	$271,992	100.0%	$262,750	100.0%	$9,242	3.5%

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

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk sensitive instruments.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth beginning on pages F-1, and are incorporated herein by reference.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A. – CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley Act of 2002 (“SOX”) Section 404(a). Internal controls are a mechanism to ensure objectives are achieved and are under the supervision of the Company’s management. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse. These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control is “everything that helps one achieve one’s goals – or better still, to deal with the risks that stop one from achieving one’s goals.” Internal controls are mechanisms that are there to help the Company manage risks to success.

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

As of December 31, 2012 (the “Evaluation Date”), the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded that, during the two year period ended December 31, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management determined that there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls that management considers being material weaknesses.

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

ITEM 9B. – OTHER INFORMATION

Amended & Restated Bylaws

On November 2, 2012, the Company’s Board of Directors adopted the Amended & Restated Bylaws of the Company, effective as of such date (the “New Bylaws”). The following discussion briefly summarizes the significant differences between the previous Bylaws of the Company (the “Old Bylaws”) and the New Bylaws. Certain of the changes in the New Bylaws were included to more closely conform the Amended & Restated Bylaws to Nevada corporate law.

Annual and Special Meetings of Stockholders

The Old Bylaws provided that special meetings of stockholders may be called by the President, Chief Executive Officer, Chairman of the Board, the Board of Directors or by one or more stockholders holding not less than 10% of the voting power of the outstanding shares entitled to vote. Section 2.2 of the New Bylaws provides that special meetings of stockholders may be called by the entire Board of Directors.

Removal of Directors

Section 3.4 of the Old Bylaws provided that a director could be removed by a majority vote of the outstanding shares. This Section 3.4 was deleted so that the removal of a director defaults to Nevada corporate law that requires a vote of two-thirds of the outstanding shares to remove the director.

Limited Time for Validity of Proxies

Section 2.5 (c) of the Old Bylaws provided that a stockholder proxy could not be voted or acted upon after 11 months from the date of its execution. Section 2.5 (c) of the New Bylaws now provides that a stockholder proxy may not be voted or acted upon 6 months from the date of its execution, as provided by Nevada corporate law.

Board Vacancies

Section 3.3 of the Old Bylaws provided that the Board of Directors could fill no more than two Board vacancies between two consecutive annual meetings of stockholders. Section 3.3 of the New Bylaws provides that the Board of Directors may fill all Board vacancies without restrictions as provided by Nevada corporate law.

Board Meeting Quorum

Section 4.4 of the Old Bylaws provided that a majority of the number of Directors as established by the bylaws or by resolution constituted a quorum for Board meetings. Section 4.4 of the New Bylaws provides that a majority of the Board members then in office constitutes a quorum for Board meetings, reflecting Nevada corporate law.

Committee Meeting Quorum

Section 5.4 of the Old Bylaws provided that a majority of the number of committee members as established by the bylaws or by resolution constituted a quorum for committee meetings. Section 5.4 of the New Bylaws provides that a majority of the committee members then in office constitutes a quorum for committee meetings, reflecting Nevada corporate law.

In addition, the New Bylaws update the form and certain immaterial content of the Old Bylaws and also include administrative and stylistic changes which have not been detailed herein. The adoption of the New Bylaws will not alter the directors’ fiduciary obligations to the Company, and the Board believes the New Bylaws are in the best interests of the Company’s stockholders as they provide the Company with the flexibility necessary to carry out its business plan and attract strategic partners.

THE DISCUSSION ABOVE IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE FULL TEXT OF THE NEW BYLAWS FILED AS EXHIBIT 3.3 HERETO.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11. – EXECUTIVE COMPENSATION

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

For the 2012 calendar year, under the director compensation plan as described above, the Company’s independent directors earned directors’ compensation as reported in the table below:

Director Compensation Table

Director’s Name	Fees Earned or Paid in Cash	Option Awards	Total
	(d)	(e)
Richard K. Hoesterey (a)	$10,000	$8,441	$18,441
Jon S. Ross (b)	16,667	12,662	29,329
Larry L. Sears (c)	18,333	12,662	30,995

Total	$45,000	$33,765	$78,765

(a)	Mr. Hoesterey received prorated compensation and common stock awards because he joined the Board on July 10, 2012. On November 2, 2012, he received an option for 66,667 shares, with an exercise price of $0.395 per share, fully vested on the date of grant and a remaining term of 9.7 years.
(b)	Mr. Ross joined the Board effective as of the Closing of the Merger on May 4, 2012. Mr. Ross is Chairman of the Compensation Committee. On November 2, 2012, he received an option for 100,000 shares, with an exercise price of $0.395 per share, fully vested on the date of grant and a remaining term of 9.7 years.
(c)	Mr. Sears joined the Board effective as of the Closing of the Merger on May 4, 2012. Mr. Sears is Chairman of the Audit Committee. On November 2, 2012, he received an option for 100,000 shares, with an exercise price of $0.395 per share, fully vested on the date of grant and a remaining term of 9.7 years.
(d)	All board and committee fees earned in 2012 were deferred. No fees were paid in cash.
(e)	All stock option grants were granted with an exercise price equal to the average opening and the closing common stock price as quoted on the date of the option grant. The fair market value of each stock option grant was based on the closing stock price on the grant date and computed using the Black-Scholes model with the assumptions described in Note 14 to the Consolidated Financial Statements incorporated by reference herein.

All travel and lodging expenses associated with corporate matters are reimbursed by the Company, if and when incurred. The total of all Board meeting expenses in 2012 was $35.

Executive Compensation – Former Executive Officers

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

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Option Awards (j)		Non-Equity Incentive Plan Compensation	All Other Compensation (k)	Total
Thomas P. Schaeffer (a)	2012	$150,000	(c)	$25,000	(g)	$132,422	(h)	—	—	$307,422
Chief Executive Officer, President	2011	$68,750	(d)	—		—		—	—	$68,750
Mark E. Pape (b)	2012	$130,000	(e)	—		$18,227	(i)	—	$5,966	$154,193
Chief Financial Officer	2011	$118,623	(f)	—		—		—	$3,482	$122,105

(a)	Mr. Schaeffer began working for Oryon on July 15, 2011 and was appointed to the positions of Chief Executive Officer and President of Oryon effective October 24, 2011. He was appointed to the positions of Chief Executive Officer and President of the Company effective May 4, 2012 in connection with the Closing of the Merger.
(b)	Mr. Pape was appointed to the position of Chief Financial Officer of Oryon effective October 11, 2010. He was appointed to the position of Chief Financial Officer of the Company effective May 4, 2012, in connection with the Closing of the Merger.
(c)	Mr. Schaeffer’s 2012 compensation included $1,563 that was accrued in 2012 as deferred compensation liability and that remained unpaid as of December 31, 2012.
(d)	Mr. Schaeffer’s 2011 compensation included $53,750 that was accrued in 2011 as deferred compensation liability, all of which remained unpaid as of December 31, 2012.
(e)	Mr. Pape’s 2012 compensation included $19,333 that was accrued in 2012 as deferred compensation liability, all of which remained unpaid as of December 31, 2012.
(f)	Mr. Pape’s 2011 compensation included $70,323 for which he received 562,584 shares of the Company’s common stock valued at $0.125 per share in lieu of cash compensation. It also included $31,333 that was accrued in 2011 as deferred compensation liability and remains unpaid as of the date hereof.
(g)	Mr. Schaeffer’s employment agreement provides that he receive a bonus of $25,000 in 2013 for his services provided in 2012. However, in recognition of the Company’s limited resources, Mr. Schaeffer agreed to defer payment of the bonus until a future date, in exchange for a grant of stock options. See note (i)
(h)	On September 6, 2012, Mr. Schaeffer was granted an option to purchase 500,000 shares of the Company’s common stock at $0.745 per share. The option has a ten- year term. One-half of the shares underlying the option (250,000) vested on the date of grant and 250,000 shares will vest on the first anniversary of the grant. In January 2013, Mr. Shaeffer was granted an option to purchase 75,000 shares of the Company’s common stock at $0.3425 per share in return for agreeing to temporarily defer the payment of the $25,000 bonus provided by his employment agreement. The option has a ten-year term and was fully vested on the date of grant.
(i)	In January 2013, Mr. Pape was granted an option to purchase 125,000 shares of the Company’s common stock at $0.3425 per share in recognition of his services provided to the Company in prior periods. The option has a ten-year term and was fully vested on the date of grant.
(j)	Amounts in this column reflect the dollar amount recognized for financial reporting purposes in accordance with FASB ASC Topic 718, except that we excluded the effect of estimated forfeitures related to service-based conditions pursuant to SEC rules. See Note 14 to Oryon’s Audited Consolidated Financial Statements for the years ended December 31, 2012 and 2011, which are incorporated herein, for a discussion of Oryon’s valuation methodology and assumptions.
(k)	All Other Compensation consists solely of the cost of group health insurance for the executive. Prior to June 1, 2012, the Company paid for the individual’s personal healthcare insurance when the executive participated in the Company’s group health insurance plan. Subsequent to that date the Company has paid a maximum of $500 per month towards the executive’s coverage. Mr. Pape did not elect to participate in the Company’s group health insurance plan until June 1, 2011.

None of our executive officers received, nor do we have any arrangements to pay, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation other than as noted in the table above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information, as of December 31, 2012, regarding stock option grants by the Company:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of securities underlying unexercised options		Option exercise price	Option expiration date
Name	Exercisable (#)	Unexercisable (#)
Thomas P. Schaeffer (a)	250,000	250,000	$0.745	September 5, 2022
Chief Executive Officer, President
Mark E. Pape (b)	480,000	—	$0.125	November 1, 2020
Chief Financial Officer

(a)	On September 6, 2012, Mr. Schaeffer was granted an option to purchase 500,000 shares of the Company’s common stock at $0.745 per share. The option has a ten-year term. One-half of the shares underlying the option (250,000) vested on the date of grant and the remaining 250,000 shares will vest on the first anniversary of the grant. In addition to the option grant disclosed above, in January 2013, Mr. Shaeffer was granted an option to purchase 75,000 shares of the Company’s common stock at $0.3425 per share in return for agreeing to temporarily defer the payment of the $25,000 bonus provided by his employment agreement. The options have a ten-year term and were fully vested on the date of grant.
(b)	In addition to the option grant disclosed above, in January 2013, Mr. Pape was granted an option to purchase 125,000 shares of the Company’s common stock at $0.3425 per share in recognition of his services provided to the Company in prior periods. The option has a ten-year term and was fully vested on the date of grant.

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Executive Officers
Thomas P. Schaeffer	2,325,000	3.69%
Chief Executive Officer and Director (2)(3)
Mark E. Pape	1,396,832	2.20%
Chief Financial Officer, Director (2)(4)
Larry L. Sears	160,000	0.25%
Director (2)(5)
Jon S. Ross	100,000	0.16%
Director (2)(6)
Richard K. Hoesterey	66,667	0.11%
Director (2)(7)
All Officers and Directors as a Group (5 persons)	4,048,499	6.33%
5% Shareholders
MRM Acquisitions, LLC (2)(8)(11)	20,136,524	31.22%
Oryon Capital, LLC (9)(11)	27,312,479	41.71%
M. Richard Marcus (10)(11)	29,647,893	44.57%
Legacy Star Enterprises (12)	4,719,240	7.34%
Jerome Bresson Revocable Trust (13)	3,192,294	5.01%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)	The address for this individual or entity is: 4251 Kellway Circle, Addison, Texas 75001.
(3)	Mr. Schaeffer owns: (i) 2.0 million restricted shares of Company common stock, (ii) 250,000 shares underlying vested equity options with an exercise price of $0.745 per share and a remaining term of approximately 9.5 years, and (iii) 75,000 shares underlying a vested equity option granted to Mr. Schaeffer in January 2013 with an exercise price of $0.3425 per share and a remaining term of approximately 10 years.
(4)	Consists of: (i) 791,832 shares of Company common stock owned directly (received during 2011 in lieu of cash compensation), (ii) 480,000 shares underlying vested equity options with a weighted average exercise price of $0.125 per share and a remaining term of approximately 7.5 years, and (iii) 125,000 shares underlying a vested equity option granted to Mr. Pape in January 2013 with a weighted average exercise price of $0.3425 per share and a remaining term of approximately 10.0 years.
(5)	Consists of: (i) 60,000 shares underlying vested equity options with a weighted average exercise price of $0.125 per share and a remaining term of approximately 1.5 years and (ii) 100,000 shares underlying vested equity options with a weighted average exercise price of $0.395 per share and a remaining term of approximately 9.7 years.

(6)	Mr. Ross holds 100,000 shares underlying vested equity options with a weighted average exercise price of $0.395 per share and a remaining term of approximately 9.7 years.
(7)	Mr. Hoesterey holds 66,667 shares underlying vested equity options with a weighted average exercise price of $0.395 per share and a remaining term of approximately 9.7 years.
(8)	Includes 18,289,700 shares of common stock owned directly and 1,846,824 shares underlying Series C Warrants to purchase common stock at $0.3125 per share. Oryon Capital, LLC owns 66.19% of the membership units of MRM Acquisitions, LLC and consequently has voting control and investment discretion over the securities held by MRM Acquisitions, LLC. As a result, Oryon Capital, LLC may be deemed to have beneficial ownership (as defined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the shares of common stock owned by MRM Acquisitions, LLC.
(9)	Includes 6,205,227 shares of common stock owned directly by Oryon Capital, LLC, 970,728 shares underlying Series C Warrants to purchase common stock at $0.3125 per share held by Oryon Capital, LLC and 20,136,524 shares beneficially owned by MRM Acquisitions, LLC. See note (8) above. Mr. M. Richard Marcus, former Chief Executive Officer and Chairman of Oryon, is Chairman of the Board of Managers of Oryon Capital, LLC and owns 43.43% of the membership interests of Oryon Capital, LLC. Mr. Marcus disclaims voting control and investment discretion over the membership interests of MRM Acquisitions, LLC and the equity securities of Oryon held by Oryon Capital, LLC.
(10)	Includes (i) 1,300,310 shares of common stock owned directly, (ii) 983,104 shares underlying vested equity options with a weighted average exercise price of $0.17 per share and a weighted average remaining term of 6.3 years, (iii) 52,000 shares underlying Series C Warrants to purchase common stock at $0.3125 per share and (iv) 27,312,479 shares beneficially owned by Oryon Capital, LLC – see note (9) above. Mr. Marcus is the former Chief Executive Officer and Chairman of Oryon and is currently the Chairman of the Boards of Managers of Oryon Capital, LLC and MRM Acquisitions, LLC. He owns 43.43% of the membership interests of Oryon Capital, LLC. He owns no membership units of MRM Acquisitions, LLC. Oryon Capital, LLC owns 66.19% of the membership units of MRM Acquisitions, LLC. See notes (8) and (9) above. Mr. Marcus disclaims voting control and investment discretion over Oryon Capital, LLC’s membership interests of MRM Acquisition, LLC and the equity securities of Oryon held by Oryon Capital, LLC.
(11)	The address for this individual or entity is: 6335 W. Northwest Highway, Suite 212, Dallas TX 75225.
(12)	The address for this individual or entity is: 6828 Snider Plaza, Dallas TX 75205.
(13)	The address for this individual or entity is: P.O. Box 176, Narberth PA 19072

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

The following table provides information regarding shares subject to the Plan:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,953,567	$0.28	3,546,433
Equity compensation plans not approved by security holders	—	—	—

Total	3,953,567		3,546,433

On August 27, 2012, we filed with the SEC a registration statement on Form S-8 under the Securities Act that registered the 7,500,000 shares that could be issued to employees, directors or consultants pursuant to the Plan.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

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

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

/s/ MONTGOMERY COSCIA GREILICH LLP

Montgomery Coscia Greilich LLP

Plano, Texas

February 27, 2013

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$169,678	$86,685
Accounts Receivable, net of allowance for doubtful accounts of $0 and $19,740, respectively	10,721	1,106
Inventory (see note 2)	97,456	75,768
Other current assets	8,707	6,964

Total current assets	286,562	170,523

PROPERTY AND EQUIPMENT, NET (see note 3)	21,708	27,826

INTANGIBLE ASSETS, NET (see note 4)	137,736	160,819

OTHER LONG-TERM ASSETS (see note 5)	23,799	20,832

TOTAL ASSETS	$469,805	$380,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$187,047	$324,027
Accrued interest of Series C promissory notes (see note 9)	—	139,727
Deferred revenue	6,000	—
Deferred compensation (see note 6)	166,667	166,465
Current portion of promissory notes and other short-term debt (see note 7)	401,655	739,824
Other current liabilities (see note 8)	41,537	24,760
Due to affiliates	—	14,487

Total current liabilities	802,906	1,409,290

NOTES PAYABLE, NET (see note 9)	164,187	1,649,874

Total liabilities	967,093	3,059,164

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding (see note 13)	—	—
Common stock, $0.001 par value, 600,000,000 authorized, 62,660,778 and 16,502,121 issued and outstanding, respectively (see note 13)	62,661	16,502
Paid in capital	10,126,184	5,365,181
Foreign currency translation adjustment	—	12,119
Accumulated deficit	(10,686,133)	(8,069,326)
Non-controlling interest	—	(3,640)

Total equity (deficit)	(497,288)	(2,679,164)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$469,805	$380,000

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

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2012 and 2011

	Shares	Common Stock, $0.001 par value	Paid in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2010	13,930,288	$13,930	$5,022,566	$(2,312)	$17,516	$(6,421,740)	$(1,370,040)

Operating Results for the year ended December 31, 2011				(1,328)		(1,647,586)	(1,648,914)
Foreign currency translation adjustment					(5,397)		(5,397)
Stock-based compensation expense			20,896				20,896
Issuance of warrants			2,812				2,812
Issuance of shares (see note 13)	2,571,833	2,572	318,907				321,479

Balances at December 31, 2011	16,502,121	$16,502	$5,365,181	$(3,640)	$12,119	$(8,069,326)	$(2,679,164)

Operating Results for the year ended December 31, 2012				(1,054)		(2,606,807)	(2,607,861)
Issuance of common stock, financing transactions, pre-merger	1,450,000	1,450	723,550				725,000
Issuance of common stock, financing transactions, post-merger	2,550,000	2,550	1,272,450				1,275,000
Merger consideration-pre-existing shareholders	15,000,000	15,000	(15,000)				—
Merger partner capital accounts			10,000			(10,000)	—
Issuance of common stock in conversion of indebtedness	27,158,657	27,159	2,009,291				2,036,450
Issuance of warrants			32,565				32,565
Foreign currency translation adjustment					141		141
Liquidation of inactive subsidiaries				4,694	(12,260)		(7,566)
Stock-based compensation expense			192,780				192,780
Change in fair market value of Series A warrants due to re-pricing			535,367				535,367

Balances at December 31, 2012	62,660,778	$62,661	$10,126,184	$—	$—	$(10,686,133)	$(497,288)

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,606,807)	$(1,647,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of Series A warrants due to re-pricing	535,367	—
Noncash interest expense on short-term notes	28,364	13,646
Noncash interest expense on notes payable	91,284	125,815
Noncash interest expense on warrants related to convertible notes	12,893	18,255
Noncash interest expense – beneficial conversion feature (see note 9)	136,074	103,472
Non-controlling interest	(1,054)	(1,328)
Stock-based compensation expense	192,780	20,896
Issuance of stock in lieu of cash payment (see note 6)	—	311,479
Issuance of convertible notes in lieu of rent	6,597	69,582
Bad debt expense	—	19,739
Depreciation and amortization	40,163	58,855
Gain on foreign currency transactions	—	—
Changes in operating assets and liabilities:
Accounts receivable – decrease (increase)	(9,615)	(5,407)
Inventory – decrease (increase)	(21,688)	36,387
Other current assets – decrease (increase)	(1,743)	92,882
Other long-term assets – decrease (increase)	(2,967)	7,659
Accounts payable – increase (decrease)	(136,979)	237,430
Deferred revenues	6,000	—
Deferred compensation – increase (decrease)	202	13,472
Other current liabilities – increase (decrease)	16,777	(45,709)
Due to affiliates – increase (decrease)	(14,487)	(6,376)

Net cash used in operating activities	(1,728,839)	(576,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,962)	—
Liquidation of inactive affiliates	(7,566)	—

Net cash flows used in investing activities	(18,528)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	75,000
Proceeds from issuance of short-term notes payable	143,385	439,033
Cancellation of intercompany short-term notes due to merger	(325,000)	—
Repayment of short-term notes payable	(20,731)	—
Proceeds from issuance of equity	2,000,000	10,000
Issuance of noncash warrants other than convertible notes related	32,565	99

Net cash provided by financing activities	1,830,219	524,132

Effect of exchange rates on changes in cash	141	(5,397)

Net increase (decrease) in cash and cash equivalents	82,993	(58,102)
Cash and cash equivalents, beginning of period	86,685	144,787

Cash and cash equivalents, end of period	$169,678	$86,685

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,377	$1,463

Debt and accrued interest converted to equity	$2,036,450	$—

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

5.	Other Long Term Assets

Other long term assets consist of the following:

	December 31, 2012	December 31, 2011
Investment in subsidiaries	$100	$100
Other receivables	7,102	4,135
Security deposits	6,597	6,597
Licenses	10,000	10,000

Total other assets	$23,799	$20,832

6.	Deferred Compensation

Deferred compensation consists of the following:

	December 31, 2012	December 31, 2011
Deferred wages	$112,979	$140,833
Deferred directors’ fees	45,000	—
Accrued taxes on deferred wages	8,688	25,632

Total deferred compensation	$166,667	$166,465

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

7.	Other Short-Term Debt

Other short-term debt consists of the following:

	December 31, 2012	December 31, 2011
Current portion, promissory notes payable	$37,500	$—
Other short-term debt	322,145	401,178
Promissory notes related to proposed merger	—	325,000
Accrued interest	42,010	13,646

Total	$401,655	$739,824

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

Notes payable consist of the following:

	December 31, 2012	December 31, 2011
Convertible notes (C-1, C-2 and C-3)	$—	$2,579,220
Debt discount – beneficial conversion feature	—	(867,273)
Debt discount – warrant value	—	(62,073)
Promissory note – long term portion	164,187	—

Net	$164,187	$1,649,874

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

The Company has evaluated subsequent events that occurred after December 31, 2012 through February 27, 2013, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements.

INDEX TO EXHIBITS

2.1	Agreement & Plan of Merger dated March 9, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

3.1	Amended & Restated Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2012)

3.2	Amended & Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

3.3	Amended & Restated Bylaws *

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 4, 2012)

10.1	Form of Series A Warrant (incorporated by reference to Exhibit B-2 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.2	Form of Series C Warrant (incorporated by reference to Exhibit B-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.3	Form of Securities Purchase Agreement and Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.4	Commercial Lease Agreement by and between 4257 Kellway General Partnership and OryonTechnologies, LLC dated April 1, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.5	Form of OryonTechnologies, LLC Series C-1 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.6	Form of OryonTechnologies, LLC Series C-2 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.7	Form of OryonTechnologies, LLC Series C-3 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.8	Form of Indemnification Agreement for Directors of Oryon Holdings, Inc. (incorporated by reference to Exhibit G-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.9	Resignation and Release – Rizalyn Cabrillas (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.10	Resignation and Release – Crystal Coranes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.11	Employment Agreement effective as of September 6, 2012 by and between Oryon Technologies, Inc. and Thomas P. Schaeffer (incorporated by reference to Company’s Current Report on Form 8-K filed on September 12, 2012) **

16.1	Letter of Madsen & Associates CPA’s Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

21	List of Subsidiaries (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

23.1	Consent of Montgomery Coscia Greilich LLP *

24.1	Power of Attorney (included on the signature page of the initial filing of this Annual Report)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *+

101.SCH	XBRL Taxonomy Extension Schema Document *+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *+

*	Filed herewith
**	Management contract
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Addison, and the State of Texas, on March 7, 2013.

ORYON TECHNOLOGIES, INC.

By:	/s/ Thomas P. Schaeffer
Thomas P. Schaeffer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas P. Schaeffer Thomas P. Schaeffer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2013

/s/ Mark E. Pape Mark E. Pape	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Secretary and Director	March 7, 2013

* Jon S. Ross	Director	March 7, 2013

* Richard K. Hoesterey	Director	March 7, 2013

* Larry L. Sears	Director	March 7, 2013

*By:	/s/ Thomas P. Schaeffer
Name:	Thomas P. Schaeffer
Title:	Attorney-in-Fact

INDEX TO EXHIBITS

2.1	Agreement & Plan of Merger dated March 9, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

3.1	Amended & Restated Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2012)

3.2	Amended & Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

3.3	Amended & Restated Bylaws *

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 4, 2012)

10.1	Form of Series A Warrant (incorporated by reference to Exhibit B-2 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.2	Form of Series C Warrant (incorporated by reference to Exhibit B-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.3	Form of Securities Purchase Agreement and Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.4	Commercial Lease Agreement by and between 4257 Kellway General Partnership and OryonTechnologies, LLC dated April 1, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.5	Form of OryonTechnologies, LLC Series C-1 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.6	Form of OryonTechnologies, LLC Series C-2 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.7	Form of OryonTechnologies, LLC Series C-3 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.8	Form of Indemnification Agreement for Directors of Oryon Holdings, Inc. (incorporated by reference to Exhibit G-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.9	Resignation and Release – Rizalyn Cabrillas (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.10	Resignation and Release – Crystal Coranes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.11	Employment Agreement effective as of September 6, 2012 by and between Oryon Technologies, Inc. and Thomas P. Schaeffer (incorporated by reference to Company’s Current Report on Form 8-K filed on September 12, 2012) **

16.1	Letter of Madsen & Associates CPA’s Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

21	List of Subsidiaries (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

23.1	Consent of Montgomery Coscia Greilich LLP *

24.1	Power of Attorney (included on the signature page of the initial filing of this Annual Report)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *+

101.SCH	XBRL Taxonomy Extension Schema Document *+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *+

*	Filed herewith
**	Management contract
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.