Form 10-Q
period 2013-03-31
Oryon Technologies, Inc.
filed 2013-05-08
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2013, there were 62,660,778 shares of common stock, par value $0.001 per share, outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Oryon Technologies, Inc. (the “Company”, “Oryon” or the “Registrant”) at March 31, 2013 (with comparative figures at December 31, 2012), the consolidated statements of operations for the quarters ended March 31, 2013 and 2012, the consolidated statements of cash flows for the three month periods ended March 31, 2013 and 2012, and the consolidated statement of changes in shareholders’ equity (deficit) for the three month periods ended March 31, 2013 and 2012, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included and all such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013, and in our other filings with the SEC since that date.

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

ORYON TECHNOLOGIES, INC.

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,887	$169,678
Accounts Receivable, net of allowance for doubtful accounts of $0 and $0, respectively	2,523	10,721
Inventory (see note 2)	100,000	97,456
Other current assets	18,526	8,707

Total current assets	124,936	286,562
PROPERTY AND EQUIPMENT, NET (see note 3)	19,507	21,708
INTANGIBLE ASSETS, NET (see note 4)	131,965	137,736
OTHER LONG-TERM ASSETS (see note 5)	23,699	23,799

TOTAL ASSETS	$300,107	$469,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$235,643	$187,047
Deferred revenue	3,135	6,000
Deferred compensation (see note 6)	206,759	166,667
Current portion of promissory notes and other short-term debt (see note 7)	508,497	401,655
Other current liabilities (see note 8)	35,384	41,537

Total current liabilities	989,418	802,906

NOTES PAYABLE, NET (see note 9)	156,037	164,187

Total liabilities	1,145,455	967,093

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding (see note 13)	—	—
Common stock, $0.001 par value, 600,000,000 authorized, 62,660,778 issued and outstanding, (see note 13)	62,661	62,661
Paid in capital	10,203,602	10,126,184
Accumulated deficit	(11,111,611)	(10,686,133)

Total equity (deficit)	(845,348)	(497,288)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$300,107	$469,805

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the three month periods ended March 31, 2013 and 2012

(Unaudited)

	For the Quarter Ended March 31,
	2013	2012
REVENUES
Product sales	$16,754	$27,312
Cost of goods sold	(4,753)	(19,577)

Gross profit	12,001	7,735
Other	—	—

Total revenues	12,001	7,735
OPERATING EXPENSES
Applications development
Wages	36,866	50,133
Payroll taxes and benefits	9,725	7,104
Materials, equipment, services	48,760	5,627
Office and overhead	7,148	426

Total applications development expenses	102,499	63,290
Sales and Marketing
Wages	18,000	12,000
Payroll taxes and benefits	1,407	918
Overhead	2,009	3,409
Travel and entertainment	4,573	4,958

Total sales and marketing expenses	25,989	21,285
General and Administrative
Wages	69,999	115,862
Payroll taxes and benefits	84,602	5,287
Overhead	32,574	35,275
Outside services	103,003	56,728
Travel and entertainment	1,632	1,587

Total general and administrative expenses	291,810	214,739
Depreciation and Amortization	7,972	13,829

Total loss from operations	(416,269)	(305,408)
OTHER INCOME (EXPENSE)
Interest income	—	522
Interest expense	(9,209)	(90,758)
Net other income (expense)	—	(4,169)

Total other income (expense)	(9,209)	(94,405)

NET LOSS BEFORE TAX	(425,478)	(399,813)
INCOME TAXES (see note 12)	—	—

NET LOSS AFTER TAX	(425,478)	(399,813)
INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	1,054

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(425,478)	$(398,759)

Loss per share: basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding	62,660,778	16,502,121

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

For the three month periods ended March 31, 2013 and 2012

(Unaudited)

	Shares	Common Stock, $0.001 par value	Paid in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2011	16,502,121	$16,502	$5,365,181	$(3,640)	$12,119	$(8,069,326)	$(2,679,164)
Operating Results for the quarter ended March 31, 2012				(1,054)		(398,759)	(399,813)
Stock-based compensation expense			6,107				6,107

Balances at March 31, 2012	16,502,121	$16,502	$5,371,288	$(4,694)	$12,119	$(8,468,085)	$(3,072,870)

Balances at December 31, 2012	62,660,778	$62,661	$10,126,184	$—	$—	$(10,686,133)	$(497,288)
Operating Results for the quarter ended March 31, 2013						(425,478)	(425,478)
Stock-based compensation expense			77,418				77,418

Balances at March 31, 2013	62,660,778	$62,661	$10,203,602	$—	$—	$(11,111,611)	$(845,348)

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2013 and 2012

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(425,478)	$(398,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense on short-term notes	7,073	7,140
Noncash interest expense on notes payable	—	32,234
Noncash interest expense on warrants related to convertible notes	—	4,764
Noncash interest expense - beneficial conversion feature	—	46,621
Non-controlling interest	—	(1,054)
Stock-based compensation expense	77,418	6,108
Issuance of convertible notes in lieu of rent	—	6,597
Depreciation and amortization	7,972	13,828
Changes in operating assets and liabilities:
Accounts receivable - decrease (increase)	8,198	(3,176)
Inventory - decrease (increase)	(2,544)	2,062
Other current assets - decrease (increase)	(9,819)	3,781
Other long-term assets - decrease (increase)	100	—
Accounts payable - increase (decrease)	48,596	(10,371)
Deferred revenues - increase (decrease)	(2,865)	—
Deferred compensation - increase	40,092	35,500
Other current liabilities - increase (decrease)	(6,153)	(4,542)

Net cash used in operating activities	(257,410)	(259,267)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term advances	100,000	—
Proceeds from issuance of short-term notes payable	—	200,000
Repayment of short-term notes payable	(8,381)	—

Net cash provided by financing activities	91,619	200,000

Net increase (decrease) in cash and cash equivalents	(165,791)	(59,267)
Cash and cash equivalents, beginning of period	169,678	86,685

Cash and cash equivalents, end of period	$3,887	$27,418

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,136	$—

Debt and accrued interest converted to equity	$—	$—

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

March 31, 2013

(Unaudited)

Organization and Basis of Presentation

Oryon Technologies, Inc. (“Oryon” or the “Company”) has only one direct subsidiary, OryonTechnologies, LLC, a Texas limited liability company (“OTLLC”). The Company is a developer of a patented electroluminescent (“EL”) lighting technology, trademarked as Elastolite® that enables thin, flexible, crushable, water-resistant lighting systems to be incorporated into multiple applications such as safety apparel, sporting goods, consumer goods and membrane switches, among others. OTLLC is the parent of two wholly-owned companies: OryonTechnologies Licensing, LLC (“OTLIC”) and OryonTechnologiesDevelopment, LLC (“OTD”), both of which are also Texas limited liability companies.

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

At March 31, 2013, the Company had cash of $3,887 and had not yet achieved profitable operations. The Company has had accumulated losses of $11,111,611 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company’s future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management cannot guarantee that sufficient funding will be available from additional borrowings and equity placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. There can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms acceptable to the Company.

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013, and in our other filings with the SEC since that date. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

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

In connection with the Merger, the Company received $2.0 million in proceeds from the private equity offering, issuing 4.0 million shares of common stock, par value $0.001 (along with warrants for the purchase an additional 4.0 million shares of common stock at the current exercise price of $0.50 per share and having a term of five (5) years).

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

The Company’s common stock is quoted on the OTCQB tier of the U.S. OTC Markets under the symbol ORYN.

1.	Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company uses the accrual method of accounting and all amounts are denominated in United States dollars. The accounts for OTI, which were maintained in Singapore dollars, were converted from Singapore dollars to United States dollars at historical exchange rates.

All significant intercompany accounts and transactions have been eliminated in the consolidation. “Due to affiliates” represents amounts due to entities that own equity or indebtedness of the Company or a subsidiary but that are not part of the consolidated company presented herein.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

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

Significant estimates include the carrying value of intangible assets and the value of equity instruments, including convertible notes, stock options, warrants, and shares issued in lieu of cash.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

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

Leases

The Company leases office facilities under a non-cancelable operating lease. The Company recognizes rent on a straight-line basis over the lease term.

2.	Inventory

Inventory consists of the following:

	March 31, 2013	December 31, 2012
Raw materials	$97,504	$95,732
Work in process	—
Finished goods	884	884
Customer projects in process	1,612	840

Total Inventory	$100,000	$97,456

3.	Property and Equipment

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012
Leasehold improvements	$7,279	$7,279
Furniture and equipment	195,927	195,927

Property and equipment, gross	203,206	203,206
Accumulated depreciation	(183,699)	(181,498)

Net property and equipment	$19,507	$21,708

Depreciation expense was $2,201 and $8,059 for the three month periods ended March 31, 2013 and 2012, respectively.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

4.	Intangible Assets

As of March 31, 2013 and December 31, 2012, the Company’s only intangible assets consisted of patents with a gross carrying cost of $320,795 and accumulated amortization of $188,830 and $183,059, respectively. The remaining weighted average amortization period was 7.6 years at December 31, 2012. The estimated aggregate amortization expense in each of the years ending December 31, 2013 through December 31, 2016, is $23,084 per year.

The balances as of March 31, 2013, including intangible assets and accumulated amortization, are detailed as follows:

As of March 31, 2013
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(188,830)	$131,965

The balances as of December 31, 2012, including intangible assets and accumulated amortization, are detailed as follows:

As of December 31, 2012
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(183,059)	$137,736

Amortization expense for each of the three month periods ended March 31, 2013 and 2012 was $5,771.

5.	Other Long Term Assets

Other long term assets consist of the following:

	March 31,	December 31,
	2013	2012
Investment in subsidiaries	$100	$100
Other receivables	7,002	7,102
Security deposits	6,597	6,597
Licenses	10,000	10,000

Total other assets	$23,699	$23,799

6.	Deferred Compensation

Deferred compensation consists of the following:

	March 31,	December 31,
	2013	2012
Deferred wages	$133,179	$112,979
Deferred directors’ fees	63,125	45,000
Accrued taxes on deferred wages	10,455	8,688

Total deferred compensation	$206,759	$166,667

Prior to August 31, 2011, the Company was obligated to issue shares to certain senior level employees in lieu of cash wages in connection with employment agreements with those employees. The employment agreements provided that the employees would receive shares in lieu of cash compensation until such time as the Company obtains sufficient capital (as defined in the agreements) to begin paying their agreed-upon compensation in cash. The obligation for additional issuances was accrued each pay period and the Company was obligated to issue the shares at the beginning of each calendar quarter, provided that the employee was still employed by the Company.

As of December 31, 2010, the Company was obligated to issue shares in lieu of $99,094 in wages for the year ended December 31, 2010, (issuable on the first day of the subsequent quarter) and $13,613 in wages for the year ended December 31, 2009. Accordingly,

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

a total of 898,056 shares were issued on January 1, 2011 at a value of $0.125 per share. An additional 1,553,776 shares were issued on October 1, 2011 at a value of $0.125 per share under the employment agreements in lieu of compensation earned between January 1, 2011 and August 31, 2011, for a total of 2,451,832 shares issued in 2011 in lieu of cash wages.

Effective September 1, 2011, the agreements were revised to provide for the indefinite deferral of unpaid wages until sufficient external funding was obtained. Deferred wages at March 31, 2013 and December 31, 2012 were $133,179 and $112,979, respectively. An accrual equal to 7.85% of the deferred wages has been established for the employer’s Social Security and Medicare tax obligations that would be required to be paid at the time the deferred wages are paid.

In November 2012, the Compensation Committee of the Board of Directors and the Board of Directors both approved a program of compensation for independent directors to compensate non-management directors for their services. Management directors receive no compensation for board service. Compensation for independent director services was established as $5,000 per calendar quarter, due at the end of each calendar quarter for services rendered during such period. In addition, the chairman of the Audit Committee receives extra compensation of $1,875 per calendar quarter and the chairman of the Compensation Committee receives extra compensation of $1,250 per calendar quarter. However, payment of cash compensation for director services has been deferred by the Board of Directors through June 30, 2013. Directors are not paid for meetings attended.

7.	Current Portion of Promissory Notes and Other Short-Term Debt

Other short-term debt consists of the following:

	March 31,	December 31,
	2013	2012
Current portion, promissory notes payable	$38,769	$37,500
Other short-term debt	320,645	322,145
Short-term advances	100,000	—
Accrued interest	49,083	42,010

Total	$508,497	$401,655

“Current portion, promissory notes payable”

In December 2012, the Company executed a promissory note (the “Note”) payable to a former executive and current shareholder in order to consolidate its various obligations to such individual into a single instrument. The Note had an original balance of $211,418 and matures on September 16, 2016. Interest on the Note is incurred at WSJPrime plus one percent per annum, which has resulted in a constant interest rate of 4.25% through March 31, 2013. The Note requires monthly principal and interest payments of (a) $3,000 through September 30, 2013, (b) $4,500 from October 1, 2013 through September 30, 2014, (c) $6,000 from October 1, 2014 through September 30, 2015, (d) $7,500 from October 1, 2015 through September 30, 2016 and (e) all remaining principal on September 30, 2016. Through March 31, 2013, the Company has made $21,000 in payments, consisting of $16,613 in principal (principal repayments of $9,731 in the last quarter of 2012 and $6,881 in the first quarter of 2013) and $4,387 in interest (interest expense of $2,268 in the last quarter of 2012 and $2,119 in the first quarter of 2013). The remaining Note principal balance is $194,806 and $201,687 at March 31, 2013, and December 31, 2012, respectively, of which $38,769 and $37,500 is expected to be paid in the twelve months ending March 31, 2014 and December 31, 2013, respectively, and is classified as current. The remaining $156,037 and $164,187 principal has been classified as long term as of March 31, 2013 and December 31,2012, respectively.

“Other short-term debt” and “Accrued interest”

During the year ended December 31, 2011, OTLLC was unable to complete a financing deal with a private equity firm that had been expected to provide OTLLC with adequate capital. To fund continuing operations at a reduced level of expenditures, OTLLC received temporary funding from several sources. The Company has since repaid one source in full and the Company’s remaining obligation is included in the table above. During the first quarter of 2013, the Company made payments totaling $1,500 and, as of March 31, 2013, $33,500 remained payable. In addition, a vendor previously required that the outstanding accounts payable balance of $287,145 be converted to a promissory note. Such note accrues interest at 10% annually ($49,083 and $42,010 accrued through March 31, 2013, and December 31, 2012, respectively) and is payable upon demand. This note matured on December 15, 2011 and management has engaged in negotiations with the vendor to extend the note or replace it with a new promissory note.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

“Short-term advances”

In connection with the Merger, the Company received $2.0 million in proceeds from the private equity offering, issuing 4.0 million shares of common stock, par value $0.001 (along with warrants for the purchase an additional 4.0 million shares of common stock at the current exercise price of $0.50 per share and having a term of five (5) years). In the first quarter of 2013, investors holding certain of the warrants provided the Company with $100,000 in financial support by providing short-term advances to the Company against the exercise of their warrants at a future time of the investors’ choice. The balance of the short-term advances was $100,000 and $0 as of March 31, 2013, and December 31, 2012, respectively. In April 2013, the investors advanced the Company an additional $100,000. No timing for the exercise of the warrants has been determined.

Information regarding historical indebtedness

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

8.	Other Current Liabilities

Other liabilities at March 31, 2013, and December 31, 2012, consist of accrued corporate operating expenses as estimated by management, including accruals for legal, tax preparation and accounting expenses.

9.	Notes Payable, Net

At March 31, 2013, notes payable consist entirely of the current portion of the promissory note discussed above in Note 7, “Current Portion of Promissory Notes and Other Short-Term Debt”.

	March 31,	December 31,
	2013	2012
Convertible notes (C-1, C-2 and C-3)	$—	$—
Debt discount - beneficial conversion feature	—	—
Debt discount - warrant value	—	—
Promissory note - long term portion	156,037	164,187

Net	$156,037	$164,187

The Company, through its wholly-owned subsidiary OTLLC, had three outstanding series of convertible notes (the Series C-1 notes, the Series C-2 notes, and the Series C-3 notes, collectively the “Notes”). Each series of Notes was convertible under certain circumstances into the Company’s common stock at different conversion rates. On August 31, 2012, as a result of the completion of a “Qualified Financing” as defined in the Notes and as modified by the Group Modification Agreement approved by the holders of the Notes in March 2012, the Notes and accumulated accrued interest through August 31, 2012, were converted into 27,158,657 shares of the Company’s common stock (the “Conversion”).

Following the Conversion on August 31, 2012, none of the principal and interest of the Notes remained outstanding, but the holders of the Notes retained the detachable warrants to purchase common stock at $0.3125 per share that they had received in connection with their investment in the Notes. The following table shows the number of shares of common stock that would have been issued if all the warrants related to the Notes were exercised as of March 31, 2013 and as of December 31, 2012:

As of March 31, 2013 and December 31, 2012
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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

In November 2010, OTLLC issued the Series C-1 notes as payoff of the previously outstanding Series A convertible notes and the Series C-2 notes for the previously outstanding Series B convertible notes. As a result of this transaction, a gain on extinguishment of debt was recognized in the amount of $264,676 under the provisions of ASC 470-50, “Modifications and Extinguishments”.

The Series C-1 convertible notes, issued in exchange for the Series A convertible notes, were also determined to have an embedded beneficial conversion feature under the provisions of ASC 470-20, “Debt with Conversion and Other Options” based on the November 2010 market value of $1 per share and an exercise price of $.50 per share. In accordance with ASC470-20, an embedded conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. A discount of $972,070 was recorded at November 2010 for the Series C-1 convertible note issuances.

10.	Leases

The Company’s only lease is for its office and production facility, consisting of approximately 9,957 square feet in a building located at 4251 Kellway Circle in Addison Texas. The Company is obligated to pay $6,597 per month through March 31, 2016. The Company began leasing its current facilities in April 2010 under an operating lease that extends through March 2016.

In August 2011 the Company reached an agreement with the lessor to issue Series C-3 notes as payment for the July 2011 through January 2012 rent. The Company also agreed to issue an additional $30,000 Series C-3 convertible note in exchange for the lessor’s acceptance of such agreement. This payment was amortized over the seven months of rent paid by the note, increasing rent expense by $4,300 for the three month period ended March 31, 2012 (for the January 2012 amortization).

Rent expense relating to the operating lease agreement was $19,791 and $24,091 for the three month periods ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013, a number of the Company’s employees were covered by employment agreements. In general, the employment agreements contain non-compete provisions ranging from three months to one year following the term of the applicable agreement.

12.	Income Taxes

The Company has filed its tax returns as a corporation since inception. OTLLC is a limited liability company and, as such, does not pay income taxes. Prior to the Merger, OTLLC filed separate tax returns for each subsidiary that is a limited liability company and provided the applicable investors with appropriate personally individualized documentation. All returns for OTLLC, OTD and OTLIC are current through the 2011 tax year. The partial year return for OTLLC for operations through the date of the Merger was completed on a timely basis.

OTI was taxed in Singapore. All returns for OTI are current. OTI generated substantial tax losses during its existence and therefore received a tax refund of $5,181 in 2011 for estimated taxes paid prior to 2009. No anticipated tax liability exists at March 31, 2013, or December 31, 2012.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

OAPS was taxed in Hong Kong. All returns for OAPS are current. OAPS generated substantial tax losses during its existence and no anticipated tax liability exists at March 31, 2013, or December 31, 2012.

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

In June 2012, an additional 2,200,000 shares were issued in the fulfillment of the $1,100,000 in the remaining subscriptions received but that had not yet been fulfilled. On August 31, 2012, the Conversion of the Notes (see Note 9) required the Company to issue 27,111,248 shares of common stock to the holders of the Notes. In September 2012, an additional 1,000,000 shares were issued in the fulfillment of the $500,000 in subscriptions received during July and August. In summary, there are 62,660,778 common shares outstanding as of the date of this filing.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

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

On January 16, 2013, options for 423,796 shares were granted to employees and consultants for past services rendered, exercisable at $0.3425 per share and 100% vested on the grant date. The expense related to these option grants was $58,394 in the first quarter of 2013. In addition, the expense related to previously granted options that were not yet fully vested was $18,824 in the first quarter of 2013.

On May 2, 2013, non-executive directors were issued options for 300,000 shares, exercisable at $0.21 per share, 100% vested on the grant date, as compensation for such independent directors’ past service. The grant date fair market value of these option grants will be expensed in the second quarter of 2013.

At March 31, 2013, there were 3,953,567 options outstanding at an average exercise price of $0.282 per share, consisting of 3,359,771 fully vested options outstanding at an average exercise price of $0.261 per share and 593,796 unvested options outstanding with an average exercise price of $0.402 per share.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

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

Range of risk-free interest rates	0.669% - 2.812%
Expected term of options in years	5.003 – 6.256
Range of expected volatility	34.70% – 38.42%

A summary of option activity for the years ended December 31, 2012 and 2011 follows:

	For the year ended December 31,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	2,363,104	$0.188	2,803,104	$0.209
Granted	1,166,667	$0.452	—	$—
Exercised	—	$—	—	$—
Forfeited and expired	—	$—	(440,000)	$0.324

Outstanding at the end of the year	3,529,771	$0.275	2,363,104	$0.188

Exercisable at the end of the year	2,879,711	$0.255	1,153,104	$0.225

The Company recognized total compensation expense related to the stock options of $77,418 and $6,108 during the three month periods ended March 31, 2013 and 2012, respectively. Compensation expense related to stock options is included in selling, general and administrative expenses in the consolidated statement of operations. Total unrecognized compensation expense related to unvested unit options was $38,855 and $46,143 at March 31, 2013 and December 31, 2012, respectively.

The weighted average grant date fair value of share options granted during the three month period ended March 31, 2013 was $0.154 per share.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

Warrants

On March 12, 2012, as discussed in Note 13 above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In June 2012, the Company fulfilled subscriptions for the issuance of 2,200,000 shares along with warrants having the right to purchase 2,200,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In September 2012, the Company fulfilled subscriptions for the issuance of 1,000,000 shares along with warrants having the right to purchase 1,000,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Also in September 2012, the Company issued to a consultant warrants having the right to purchase 133,335 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Therefore, shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company and issued to consultants through March 31, 2013 are as follows:

	Number of shares potentially issuable	Weighted average exercise price
Balance, December 31, 2011	—	$—

Issued in fulfillment of subscriptions	4,000,000	0.50
Issued to consultant	133,335	0.50
Exercised	—	—
Balance	4,133,335	0.50

When subscriptions are fulfilled by the Company, the warrants related to each individual subscription are dated as of the date the subscription funds were received by the Company, regardless of the date on which the obligation is ultimately fulfilled. Therefore, all warrants have a term of five years from date the subscription funds were received.

At March 31, 2013, the remaining number of years to expiration and the weighted average term to expiration for the 4,133,335 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

Expiration Date	Number of shares potentially issuable	Remaining years to expiration and weighted average	Fair Value of Warrants (at $0.50 exercise price)
October 26, 2016	200,000	3.58	$107,446
November 1, 2016	50,000	3.59	26,862
December 4, 2016	200,000	3.68	107,446
December 27, 2016	200,000	3.75	107,446
February 13, 2017	50,000	3.88	26,862
February 27, 2017	100,000	3.92	53,723
March 12, 2017	250,000	3.95	134,308
April 4, 2017	150,000	4.01	80,585
April 22, 2017	250,000	4.06	134,308
May 9, 2017	500,000	4.11	268,616
May 14, 2017	1,050,000	4.12	564,094
July 22, 2017	500,000	4.31	268,616
August 30, 2017	500,000	4.42	268,616
August 30, 2017	133,335	4.42	71,632

	4,133,335	4.09	$2,220,560

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2013

(Unaudited)

Using the Black-Scholes stock price valuation model, $561,194 of the $2,000,000 proceeds related to the fulfillment of the subscriptions during the year ended December 31, 2012, was originally attributed to the warrants to purchase 4,133,335 shares. However, in September 2012, the board of directors authorized the re-pricing of the warrants’ exercise price from the original $0.75 per share to the current $0.50 per share. This resulted in an increase of $535,367 in allocation of the proceeds to paid-in capital and a matching expense on the income statement.

The following assumptions were used for the Black-Scholes valuation of the warrants issued:

Assumption
Dividend rate	0%
Annualized volatility	39.00%
Risk free interest rate	0.59% - 1.20%
Expected life of warrants (years)	5.00

At both March 31, 2013 and December 31, 2012, the Company had issued warrants for 8,013,440 shares of common stock to the holders of the Notes (see note 9) and additional warrants for 107,672 shares of common stock to other individuals for a total of 8,121,112 warrants outstanding. Of the warrants outstanding, 42,672 were issued in 2009, exercisable at $0.375 per share and had a weighted average grant date fair value of $0.009. In 2010, 7,768,440 warrants were issued, exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.01. The remaining 310,000 warrants were issued in 2011, also exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.008. The Company uses the modified Black-Scholes model to estimate the fair value of warrants on the date of issuance. Noncash interest expense reflecting the amortization of debt discount related to the warrant issuances of $-0- and $4,764 was recorded for the three month periods ended March 31, 2013 and 2012, respectively.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive.

15.	Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company, but in December 2012, the Company announced the termination of the Plan, primarily due to the high cost relative to the inadequate employee participation. Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service were eligible to participate in the Plan. The Plan was a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost of living adjustments. The Company was permitted to make discretionary contributions but no Company contributions had been made since 2009.

16.	Going Concern

The Company has accumulated losses from inception through March 31, 2013 of $11,111,611, has minimal assets, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These factors may have potential adverse effects on the Company including the ceasing of operations.

The Company is currently seeking additional capital to fund its operations through the foreseeable future. If capital raising efforts are unsuccessful, discontinuance of operations is likely. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

17.	Subsequent Events

The Company has evaluated subsequent events that occurred after March 31, 2013 through May 8, 2013, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations of Oryon Technologies, Inc. and its subsidiaries for the three month periods ended March 31, 2013 and 2012 and its financial condition as of March 31, 2013 and December 31, 2012, should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Oryon Technologies, Inc. (“Oryon”, the “Registrant” or the “Company” and “we,” “us”, “our” or similar terms) was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties. On May 4, 2012 (the “Closing Date”), Oryon closed a merger transaction (the “Merger”) with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Oryon Technologies, LLC (“OTLLC”), a Texas limited liability company, pursuant to an Agreement and Plan of Merger dated March 9, 2012 (the “Merger Agreement”). As a result of the Merger, we ceased to explore mineral properties and became a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp. Our principal executive offices are located at 4251 Kellway Circle, Addison, Texas 75001. Our phone number is (214) 267-1321.

Oryon Technologies, Inc. (“Oryon” or the “Company”) has only one direct subsidiary, Oryon Technologies, LLC, a Texas limited liability company (“OTLLC”). The Company is a developer of a patented electroluminescent (“EL”) lighting technology, trademarked as Elastolite® that enables thin, flexible, crushable, water-resistant lighting systems to be incorporated into multiple applications such as safety apparel, sporting goods, consumer goods and membrane switches, among others. OTLLC is the parent of two wholly-owned companies: Oryon Technologies Licensing, LLC (“OTLIC”) and Oryon Technologies Development, LLC (“OTD”), both of which are also Texas limited liability companies.

OTLLC also previously owned Oryon Technologies International Pte. Ltd. (“OTI”), a Singapore-based corporation. Operations at OTI were suspended in May 2009 and OTI was liquidated in November 2012. The operations of OTI were not material to Oryon. OTI originally owned 51% of Oryon-Asia Pacific Safety, Limited (“OAPS”), which was formed in December 2006 as a Hong Kong limited company. During 2011, the 51% ownership was transferred to OTLLC. The other 49% of OAPS was owned by two non-affiliated individuals. Operations of OAPS were suspended in February 2011 and OAPS is in the final stage of liquidation. The operations of OAPS were not material to Oryon.

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

Comparison of the Quarter ended March 31, 2013 to the Quarter ended March 31, 2012

Gross Profit and Other Revenues

	For the Quarter Ended March 31,
	2013	2012	Change from 2012 to 2013
Revenues	$	$	$	%
Product sales	16,754	27,312	(10,558)	-38.7%
Cost of goods sold	(4,753)	(19,577)	14,824	-75.7%

Gross profit	12,001	7,735	4,266	55.2%
Other	—	—	—

Total revenues	12,001	7,735	4,266	55.2%

Gross profit margin	71.6%	28.3%

Although product sales for the quarter ended March 31, 2013, decreased $10.6 thousand, or 38.7%, to $16.8 thousand for the quarter ended March 31, 2013 from $27.3 thousand for the quarter ended March 31, 2012, gross profit increased $4.3 thousand to $12.0 thousand, or 55.2%, from $7.7 thousand in the quarter ended March 31, 2012, due to the increase in gross profit on product sales resulting from a decrease in the cost of goods sold.

Cost of goods sold represented 28.4% of product sales revenues in the first quarter of 2013 as compared to 71.7% in the first quarter of 2012. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders.

Operating Expenses-Overview

Total operating expenses for the quarter ended March 31, 2013, increased $115.1 thousand, or 36.8%, to $428.3 thousand, from $313.1 thousand in the quarter ended March 31, 2012, as shown in the table below:

	For the quarter ended March 31, 2013		For the quarter ended March 31, 2012		Change
	$	%	$	%	$	%
Total applications development exp.	$102,499	23.9%	$63,290	20.2%	$39,209	62.0%
Total sales and marketing exp.	25,989	6.1%	21,285	6.8%	4,704	22.1%
Total general and administrative exp.	291,810	68.1%	214,739	68.6%	77,071	35.9%
Depreciation and amortization	7,972	1.9%	13,829	4.4%	(5,857)	-42.4%

Total operating expenses	$428,270	100.0%	$313,143	100.0%	$115,127	36.8%

The primary reasons for the increase in total operating expenses are the 35.9% increase in general and administrative expense and the 62.0% increase in applications development expense, as discussed below.

Applications Development Expense

	For the Quarter Ended March 31,
	2013	2012	Change from 2012 to 2013
Applications Development Expense	$	$	$	%
Wages	36,866	50,133	(13,267)	-26.5%
Payroll taxes and benefits	9,725	7,104	2,621	36.9%
Materials, equipment, services	48,760	5,627	43,133	766.5%
Office and overhead	7,148	426	6,722	NM

Total applications development exp.	102,499	63,290	39,209	62.0%

NM = Not Meaningful

Total applications development expense increased by $39.2 thousand or 62.0% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due to (a) the $43.1 thousand increase in materials, equipment, services expenses and (b) the $6.7 thousand increase in office and overhead. Due to the low level of customer activity in the first quarter of 2012 (as a result of the Company’s limited capital that resulted in the elimination of sales and marketing personnel in July 2011), the materials, equipment, services expenses were very low in that period. By comparison, in 2013, applications activities on behalf of prospective customers increased significantly, resulting in greater expenditures on applications development projects.

Sales and Marketing Expense

	For the Quarter Ended March 31,
	2013	2012	Change from 2012 to 2013
Sales and Marketing Expense	$	$	$	%
Wages	18,000	12,000	6,000	50.0%
Payroll taxes and benefits	1,407	918	489	53.3%
Overhead	2,009	3,409	(1,400)	-41.1%
Travel and entertainment	4,573	4,958	(385)	-7.8%

Total sales and marketing exp.	25,989	21,285	4,704	22.1%

Total sales and marketing expense increased to $26.0 thousand in the 2013 first quarter from $21.3 thousand in the 2012 first quarter. The increase of $6.0 thousand in wages is the result of increased pay for sales personnel in the first quarter of 2013.

General and Administrative Expense

	For the Quarter Ended March 31,
	2013	2012	Change from 2012 to 2013
General and Administrative Expense	$	$	$	%
Wages	69,999	115,862	(45,863)	-39.6%
Payroll taxes and benefits	84,602	5,287	79,315	NM
Overhead	32,574	35,275	(2,701)	-7.7%
Outside services	103,003	56,728	46,275	81.6%
Travel and entertainment	1,632	1,587	45	2.8%

Total general and administrative exp.	291,810	214,739	77,071	35.9%

NM = Not Meaningful

General and administrative expense increased by $77.1 thousand, or 35.9%, to $291.8 thousand from $214.7 thousand largely due to (a) the $46.3 thousand increase in outside services expenses, as discussed below, and (b) the increase in payroll taxes/benefits expense, which increased $79.3 thousand to $84.6 thousand in the 2013 first quarter from $5.3 thousand in the 2012 first quarter. Most of the increase in payroll taxes and benefits is attributable to the $71.3 thousand increase in stock-based compensation expense that was $77.4 thousand in the three months ended March 31, 2013, as compared to $6.1 thousand in the three months ended March 31, 2012. In the first quarter of 2013, options for 423,796 shares were granted to employees and consultants for past services rendered, exercisable at $0.3425 per share and 100% vested on the grant date. The expense related to these option grants was $58.4 thousand in the first quarter of 2013. In addition, the expense related to previously granted options that were not yet fully vested was $18.8 thousand in the first quarter of 2013 as compared to $6.1 thousand in the first quarter of 2012.

Outside services expenses increased $46.3 thousand, or 81.6%, to $103.0 thousand in the quarter ended March 31, 2013 from $56.7 thousand in the quarter ended March 31, 2012, as shown in the table below.

	For the quarter ended March 31, 2013		For the quarter ended March 31, 2012		Change
	$	%	$	%	$	%
Legal expenses	$40,642	39.5%	$13,696	24.1%	$26,946	196.7%
Accounting and audit expenses	12,690	12.3%	33,355	58.8%	(20,665)	-62.0%
Directors fees and expenses	18,225	17.7%	—	0.0%	18,225	NM
Consulting	29,281	28.4%	8,350	14.7%	20,931	250.7%
Payroll processing expenses	654	0.6%	977	1.7%	(323)	-33.1%
Banking Fees	344	0.3%	350	0.6%	(6)	-1.7%
Stock transfer agent and filing fees	1,167	1.1%	—	0.0%	1,167	NM

Total G&A outside services	$103,003	100.0%	$56,728	100.0%	$46,275	81.6%

NM = Not Meaningful

The primary reason for the increase in general and administrative outside services expense was the cost of being a public company, including legal, accounting and stock transfer agent fees. Since the Closing of the Merger on May 4, 2012, the legal expenses, which include filing related expenses, have increased due to the recent regulatory filings that the Company has made in connection with its current operational and financing activities. In the first quarter of 2012, the Company incurred unusually high accounting costs related to the completion of the audit of fiscal years 2010 and 2011 that was necessary to consummate the Merger. The accounting and audit expenses incurred in the first quarter of 2013 are more representative of the costs related to the regular quarterly review by independent public accountants. Stock transfer agent fees and regulatory filing fees were $1.2 thousand in 2013 as compared to no costs incurred in 2012 due to the Company’s inactivity in that period.

An additional reason for the increase in outside services in the first quarter of 2013 as compared to the first quarter of 2012 is the $20.9 thousand increase in consulting costs. In connection with the Merger, at the Closing Date, one former senior executive’s status changed from being an employee to being an independent consultant to the Company, resulting in the $20.0 thousand in expense for the obligations to the individual during the quarter ended March 31, 2013 being reported as outside services consulting expense whereas compensation to the executive in the 2012 first quarter was reported as general and administrative wages expense.

Other Income (Expense)

Interest Expense: Interest expense decreased $81.5 thousand, or 89.9%, to $9.2 thousand for the three months ended March 31, 2013, from $90.8 thousand in the three months ended March 31, 2012. The principal reason for the decrease in interest expense was the conversion of the convertible notes payable on August 31, 2012, so that in the first quarter of 2013 the Company incurred no interest expense or amortization of debt discount on the convertible notes as compared to three full months of such expenses incurred in the first quarter of 2012.

	March 31, 2013		March 31, 2012		Change
	$	%	$	%	$	%
Interest expense on convertible notes payable	$—		$32,234	35.5%	$(32,234)	NM
Interest expense on short-term debt	9,209	100.0%	7,139	7.9%	2,070	29.0%
Amortization of debt discount related to warrants	—		4,764	5.3%	(4,764)	NM
Amortization of debt discount-beneficial conversion feature on the Series C-1 convertible notes payable	—		46,621	51.4%	(46,621)	NM

Total interest expense	$9,209	100.0%	$90,758	100.0%	$(81,549)	-89.9%

NM = Not Meaningful

Taxes

Since the Company’s operating subsidiary, OTLLC, is a limited liability company and, as such, does not accrue or pay income taxes, the Company has not reported income taxes for periods prior to the Closing Date. For the quarter ended March 31, 2013, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred subsequent to the Merger.

Liquidity and Capital Resources

The Company does not have sufficient cash on hand to meet its current obligations and anticipated cash requirements. See Notes 13, 16 and 17 to Notes to the Consolidated Financial Statements. Not including capital expenditures and costs directly related to revenue generating projects, monthly operating expenditures are expected to range between $125,000.00 and $150,000.00 per month. Management anticipates that an additional $2,000,000 to $4,000,000 will be necessary to fund operations and provide adequate working capital for the next twelve to twenty-four month period subsequent to the date of this report. The Company does not currently have any material commitments for capital expenditures as of the end of the current period.

To meet our future objectives, we will need to sell additional equity and/or debt securities, which could result in dilution to current shareholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to continue operations and terminate our overall business prospects.

Our current cash requirements are significant due to planned applications development and marketing of our current technology, and we anticipate generating additional operating monthly losses at least through the end of 2013. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. Our management cannot guarantee that we will be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. Moreover, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and production expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve to twenty-four months, as we look to expand our asset base and fund marketing, development and production of our technology.

There are no assurances that we will be able to raise the required working capital on terms favorable to us, or that such working capital will be available on any terms when needed. Any failure to secure additional financing would limit our ability to continue as a going concern and force us to modify our business strategy. In addition, we cannot be assured of profitability in the future.

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected or could materially affect the amount of our reported income from operations.

Sources and uses of funds

As of March 31, 2013, Oryon had cash and equivalents on hand of $3.9 thousand, and negative working capital of $864.5 thousand. Management of the Company recognizes that its cash on hand and working capital will not be sufficient to meet its anticipated cash requirements in the near term and is actively seeking additional capital funding. Any failure to secure additional financing would limit our ability to continue as a going concern and force us to modify our business strategy.

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

In October 2011, OTLLC began discussions with another investment firm concerning a merger with a publicly-traded company and a financing plan that would raise $2 million in new equity capital for OTLLC. A letter of intent was signed that same month and OTLLC began working on a definitive merger agreement and on meeting the related requirements, including the completion of audited financial statements. The investment firm arranged for the Company to advance $725.0 thousand (prior to the Closing Date) to OTLLC in exchange for promissory notes. The funding for the advances to OTLLC was generated by the equity financing. Without this advance, OTLLC would not have been able to complete the Merger. Between the Closing Date and August 31, 2012, the Company received an additional $1,275.0 thousand in exchange for the issuance of equity (consisting of 2,550,000 shares of common stock along with warrants having the right to purchase an additional 2,550,000 shares at the current exercise price of $0.50 per share and a term of five years). In total, the Company received $2.0 million in subscriptions in connection with the Merger

Net cash provided by (used in) operating activities

Net cash used in operating activities for the three months ended March 31, 2013 remained relatively unchanged from the comparable prior year period at $257.4 thousand, as compared to $259.3 thousand for the three months ended March 31, 2012. The conversion of the Series C Notes in August 2012 eliminated noncash interest expense subsequent to that date, so the noncash interest expense in the first quarter of 2012 was $83.7 thousand higher than the $7.1 thousand noncash interest expense in the first quarter of 2013. This reduced cash benefit in the first quarter of 2013 was largely offset by the cash benefit of $71.3 thousand increase in stock-based compensation expense over the first quarter of 2012. In addition, the combined net change in operating assets and liabilities provided cash of $75.6 thousand in the three months ended March 31, 2013 as compared to providing cash of only $23.2 thousand in the three months ended March 31, 2012, an increase in operational cash provided of $52.4 thousand. This increase is primarily due to the increase in accounts payable: in the three months ended March 31, 2013, accounts payable increased by $48.6 thousand as compared to a reduction of $10.4 thousand during the comparable period in 2012, a relative change of $59.0 in cash provided. The increase in accounts payable in the first quarter of 2013 was largely due to legal and accounting costs related to meeting the year-end regulatory requirements and to an increase in inventory related to customer projects in progress.

Net cash provided by (used in) investing activities

There was no net cash provided by (used in) investing activities in the first three months of 2013 or 2012.

Net cash provided by financing activities

Net cash provided by financing activities in the first three months of 2013 was $91.6 thousand as compared to $200.0 thousand in the first three months of 2012. In connection with the Merger, the Company received $2.0 million in proceeds from the private equity offering, issuing 4.0 million shares of common stock, par value $0.001 (along with warrants for the purchase an additional 4.0 million shares of common stock at the current exercise price of $0.50 per share and having a term of five (5) years). In the first quarter of 2013, investors holding certain of the warrants provided the Company with short-term advances of $100,000 in financial support against the exercise of their warrants at a future time of the investors’ choice. In April 2013, such investors provided the Company with additional short-term advances of $100,000. Such investors have not determined the timing for the exercise of the warrants.

In the first three months of 2012, the Company recorded $200.0 thousand for subscriptions for equity issuance related to the Merger that were received prior to March 31, 2012 (and then advanced to OTLLC when received). Since this amount was advanced to OTLLC prior to the Closing, it was reported as notes receivable on the Registrant’s records and as notes payable on OTLLC’s records. At Closing, when OTLLC became a wholly owned subsidiary of the Registrant, the notes became an intercompany receivable/payable and were cancelled, with the proceeds being recorded in shareholders’ equity.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest, as of March 31, 2013:

Payments Due by Period
Contractual Obligations at March 31, 2013	Less than One Year	One to Three years	Three to Five Years	More Than Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	158,328	—	—	237,492
Long-term debt obligations	38,769	156,037	—	—	194,806
Capital expenditure obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

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

Recently Issued Accounting Pronouncements

There have been no new accounting rules or pronouncements introduced in 2013 or 2012 that have had an effect on our financial condition or results of operations.

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

As of March 31, 2013 (the “Evaluation Date”), the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded that, during the three month period ended March 31, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management determined that there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls that management considers being material weaknesses.

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

The Company will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so. With the addition of the new board members in connection with the Merger and the planned increase in administrative staff, the segregation of duties issue will be addressed in part and internal control will be significantly improved. The Audit Committee appointed subsequent to the Closing of the Merger has directed management to develop a written policy manual outlining the duties of each of the officers and staff of the Company to facilitate better internal control procedures.

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

An investment in our securities involves a high degree of risk. In evaluating our business and its future expectations, one should consider carefully the risk factors included the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013. Any of such risk factors, if they occur, could seriously harm our business and our operations. There may be risk factors we do not know exist, or that we have deemed to be immaterial, at this time. Even if they are deemed immaterial at this time, they could develop whereby they could adversely affect our business. Our shares are speculative by nature and therefore the risk of purchasing or holding our shares is high. Investors should consider whether they can assume a loss of their entire investment.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6	EXHIBITS

The following exhibits are included as part of this report and are filed herewith:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

•	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORYON TECHNOLOGIES, INC. (Registrant)

Date: May 8, 2013	By:	/s/ Thomas P. Schaeffer
Thomas P. Schaeffer
Chief Executive Officer and Director

Date: May 8, 2013	By:	/s/ Mark E. Pape
Mark E. Pape
Chief Financial Officer, Chief Accounting Officer, Secretary and Director