Form 10-Q
period 2013-06-30
Oryon Technologies, Inc.
filed 2013-08-02
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 2, 2013, there were 62,660,778 shares of common stock, par value $0.001 per share, outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Oryon Technologies, Inc. (the “Company”, “Oryon” or the “Registrant”) at June 30, 2013 (with comparative figures at December 31, 2012), the consolidated statements of operations for the quarters and six month periods ended June 30, 2013 and 2012, the consolidated statements of cash flows for the six month periods ended June 30, 2013 and 2012, and the consolidated statement of changes in shareholders’ equity (deficit) for the six month periods ended June 30, 2013 and 2012, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included and all such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013, and in the Company’s other filings with the SEC since that date.

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

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$58,062	$169,678
Accounts Receivable, net of allowance for doubtful accounts of $0 and $0, respectively	4,516	10,721
Inventory (see note 2)	101,565	97,456
Other current assets	18,263	8,707
Total current assets	182,406	286,562

PROPERTY AND EQUIPMENT, NET (see note 3)	17,583	21,708

INTANGIBLE ASSETS, NET (see note 4)	126,194	137,736

OTHER LONG-TERM ASSETS (see note 5)	23,494	23,799

TOTAL ASSETS	$349,677	$469,805

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$283,934	$187,047
Deferred revenue	-	6,000
Deferred compensation (see note 6)	268,455	166,667
Current portion of promissory notes and other short-term debt (see note 7)	768,340	401,655
Other current liabilities (see note 8)	24,750	41,537
Total current liabilities	1,345,479	802,906

NOTES PAYABLE, NET (see note 9)	144,171	164,187

Total liabilities	1,489,650	967,093

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding (see note 13)	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 62,660,778 shares issued and outstanding (see note 13)	62,661	62,661
Paid in capital	10,239,722	10,126,184
Foreign currency translation adjustment	-	-
Accumulated deficit	(11,442,356)	(10,686,133)
Non-controlling interest	-	-
Total equity (deficit)	(1,139,973)	(497,288)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$349,677	$469,805

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

For the Quarters and Six Month Periods Ended June 30, 2013 and 2012

 (Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Product sales	$36,229	$5,698	$52,983	$33,010
Cost of goods sold	(4,849)	(3,551)	(9,602)	(23,128)
Gross profit	31,380	2,147	43,381	9,882
Royalty and license fees	-	-	-	-
Other	-	-	-	-
Total revenues	31,380	2,147	43,381	9,882
OPERATING EXPENSES
Applications development
Wages	31,846	48,547	68,712	98,680
Payroll taxes and benefits	2,384	11,855	12,109	18,959
Materials, equipment, services	30,177	20,714	78,937	26,341
Office and overhead	4,487	3,037	11,635	3,463
Total applications development expense	68,894	84,153	171,393	147,443
Sales and Marketing
Wages	18,000	18,000	36,000	30,000
Payroll taxes and benefits	1,389	1,377	2,796	2,295
Overhead	5,912	6,732	7,921	10,141
Outside services	1,000	20,000	1,000	20,000
Travel and entertainment	3,497	8,231	8,070	13,189
Total sales and marketing expense	29,798	54,340	55,787	75,625
General and Administrative
Wages	69,999	83,532	139,998	199,394
Payroll taxes and benefits	22,250	81,706	106,852	86,993
Overhead	35,910	51,117	68,484	86,392
Outside services	118,176	220,312	221,179	277,040
Travel and entertainment	55	715	1,687	2,302
Total general and administrative expense	246,390	437,382	538,200	652,121
Depreciation and Amortization	7,695	10,308	15,667	24,137

Total loss from operations	(321,397)	(584,036)	(737,666)	(889,444)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	522
Interest expense	(9,348)	(97,607)	(18,557)	(188,365)
Net other income (expense)	-	(1,052)	-	(5,221)
Total other income (expense)	(9,348)	(98,659)	(18,557)	(193,064)

NET LOSS BEFORE TAX	(330,745)	(682,695)	(756,223)	(1,082,508)

INCOME TAXES (see note 12)	-	-	-	-

NET LOSS AFTER TAX	(330,745)	(682,695)	(756,223)	(1,082,508)

INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	1,054

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(330,745)	$(682,695)	$(756,223)	$(1,081,454)

Loss per share: basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.05)
Weighted average shares outstanding	62,660,778	27,616,956	62,660,778	22,059,539

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

For the Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

	Shares	Common Stock, $0.001 par value	Paid in Capital	Non- Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2011	16,502,121	$16,502	$5,365,181	$(3,640)	$12,119	$(8,069,326)	$(2,679,164)

Operating Results for the quarter ended March 31, 2012				(1,054)		(398,759)	(399,813)
Stock-based compensation expense			6,107				6,107
Balances at March 31, 2012	16,502,121	$16,502	$5,371,288	$(4,694)	$12,119	$(8,468,085)	$(3,072,870)

Operating Results for the quarter ended June 30, 2012						(682,695)	(682,695)
Foreign currency translation adjustment					141		141
Issuance of common stock, financing transactions, pre-merger	1,450,000	1,450	723,550				725,000
Merger consideration-pre-existing shareholders	15,000,000	15,000	(15,000)				-
Merger partner capital accounts			10,000			(10,000)	-
Issuance of common stock, financing transactions, post-merger	1,550,000	1,550	773,450				775,000
Stock-based compensation expense			73,072				73,072

Balances at June 30, 2012	34,502,121	$34,502	$6,936,360	$(4,694)	$12,260	$(9,160,780)	$(2,182,352)

Balances at December 31, 2012	62,660,778	$62,661	$10,126,184	-	$-	$(10,686,133)	$(497,288)

Operating Results for the quarter ended March 31, 2013						(425,478)	(425,478)
Stock-based compensation expense			77,418				77,418

Balances at March 31, 2013	62,660,778	$62,661	$10,203,602	$-	$-	$(11,111,611)	$(845,348)

Operating Results for the quarter ended June 30, 2013						(330,745)	(330,745)
Stock-based compensation expense			36,120				36,120

Balances at June 30, 2013	62,660,778	$62,661	$10,239,722	$-	$-	$(11,442,356)	$(1,139,973)

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(756,223)	$(1,081,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense on short-term notes	14,232	13,928
Noncash interest expense on notes payable	-	64,468
Noncash interest expense on warrants related to convertible notes	-	9,599
Noncash interest expense - beneficial conversion feature	-	99,825
Non-controlling interest	-	(1,054)
Stock-based compensation expense	113,538	79,179
Issuance of convertible notes in lieu of rent	-	6,597
Depreciation and amortization	15,667	24,137
Changes in operating assets and liabilities:
Accounts receivable -decrease (increase)	6,205	(1,562)
Inventory - decrease (increase)	(4,109)	(9,819)
Other current assets - decrease (increase)	(9,556)	3,782
Other long-term assets - decrease (increase)	305	-
Accounts payable - increase (decrease)	96,887	(27,478)
Deferred revenues - increase (decrease)	(6,000)	-
Deferred compensation - increase	101,788	50,334
Other current liabilities - increase (decrease)	(16,787)	(6,088)
Due to affiliates - increase (decrease)	-	-
Net cash used in operating activities	(444,053)	(775,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(6,800)
Net cash flows used in investing activities	-	(6,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term advances	350,000	-
Repayment of short-term notes payable	(17,563)	(11,000)
Proceeds from issuance of equity	-	1,175,000
Net cash provided by financing activities	332,437	1,164,000

Effect of exchange rates on changes in cash	-	141

Net increase (decrease) in cash and cash equivalents	(111,616)	381,735

Cash and cash equivalents, beginning of period	169,678	86,685

Cash and cash equivalents, end of period	$58,062	$468,420

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,325	$545
Debt and accrued interest converted to equity	$-	$325,000

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

June 30, 2013

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

At June 30, 2013, the Company had cash of $58,062 and had not yet achieved profitable operations. The Company has had accumulated losses of $11,442,356 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013, and in the Company’s other filings with the SEC since that date. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

June 30, 2013

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

As a result of the Merger, the OTLLC members acquired the majority of the Company’s issued and outstanding common stock, OTLLC became a wholly-owned subsidiary, and the Company acquired the business and operations of OTLLC. In conjunction with the Merger, OTLLC assumed no liabilities from the Company and all members of the Company’s executive management are from OTLLC. The Company filed a Current Report on Form 8-K, as amended, dated May 4, 2012, describing the Merger and providing information concerning OTLLC.

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

June 30, 2013

(Unaudited)

Revenue Recognition

The Company recognizes revenue from products when the goods are shipped pursuant to a customer’s purchase order. Revenue from royalties is recorded in the period in which the sales of the underlying products are made. Revenue from license fees is recognized in the period in which they are due and payable.

Cost of Goods Sold

The Company recognizes costs of goods sold as including only direct production costs such as direct materials, direct labor and freight and does not include any allocation of production overhead.

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

Inventory

Inventory is carried at the lower of cost or market. A physical inventory count is taken at the end of each calendar quarter and the accounting records are adjusted to match the physical inventory. Inventory cost does not include any allocation of production overhead.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2013

(Unaudited)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740-10. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. Federal returns for tax years ended December 31, 2009 and after remain open to examination as of December 31, 2012. The statute of limitations differ from state to state; however, generally tax years ended December 31, 2009 and after remain open to state examination as of December 31, 2012.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2013

(Unaudited)

2. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$99,277	$95,732
Work in process	-
Finished goods	884	884
Customer projects in process	1,404	840
Total Inventory	$101,565	$97,456

3. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2013	2012

Leasehold improvements	$7,279	$7,279
Furniture and equipment	195,927	195,927
Property and equipment, gross	203,206	203,206
Accumulated depreciation	(185,623)	(181,498)
Net property and equipment	$17,583	$21,708

Depreciation expense was $1,924 and $4,538 for the three month periods ended June 30, 2013 and 2012, respectively, and $4,124 and $12,596 for the six month periods ended June 30, 2013 and 2012, respectively

4. Intangible Assets

As of June 30, 2013 and December 31, 2012, the Company’s only intangible assets consisted of patents with a gross carrying cost of $320,795 and accumulated amortization of $194,601 and $183,059, respectively. The remaining weighted average amortization period was 7.6 years at December 31, 2012. The estimated aggregate amortization expense in each of the years ending December 31, 2013 through December 31, 2016, is $23,084 per year.

The balances as of June 30, 2013, including intangible assets and accumulated amortization, are detailed as follows:

As of June 30, 2013
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(194,601)	$126,194

The balances as of December 31, 2012, including intangible assets and accumulated amortization, are detailed as follows:

As of December 31, 2012
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(183,059)	$137,736

Amortization expense was $5,771 for each of the three month periods ended June 30, 2013 and 2012 and $11,542 for each of the six month periods ended June 30, 2013 and 2012.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2013

(Unaudited)

5. Other Long Term Assets

Other long term assets consist of the following:

	June 30,	December 31,
	2013	2012
Investment in subsidiaries	$100	$100
Other receivables	6,797	7,102
Security deposits	6,597	6,597
Licenses	10,000	10,000
Total other assets	$23,494	$23,799

6. Deferred Compensation

Deferred compensation consists of the following:

	June 30,	December 31,
	2013	2012
Deferred wages	$173,579	$112,979
Deferred directors' fees	81,250	45,000
Accrued taxes on deferred wages	13,626	8,688
Total deferred compensation	$268,455	$166,667

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

Effective September 1, 2011, the agreements were revised to provide for the indefinite deferral of unpaid wages until sufficient external funding was obtained. Deferred wages at June 30, 2013 and December 31, 2012 were $173,579 and $112,979, respectively. An accrual equal to 7.85% of the deferred wages has been established for the employer’s Social Security and Medicare tax obligations that would be required to be paid at the time the deferred wages are paid.

In November 2012, the Compensation Committee of the Board of Directors and the Board of Directors both approved a program of compensation for independent directors to compensate non-management directors for their services. Management directors receive no compensation for board service. Compensation for independent director services was established as $5,000 per calendar quarter, due at the end of each calendar quarter for services rendered during such period. In addition, the chairman of the Audit Committee receives extra compensation of $1,875 per calendar quarter and the chairman of the Compensation Committee receives extra compensation of $1,250 per calendar quarter. However, payment of cash compensation for director services has been deferred by the Board of Directors through September 30, 2013. Directors are not paid for meetings attended.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2013

(Unaudited)

7. Current Portion of Promissory Notes and Other Short-Term Debt

Other short-term debt consists of the following:

	June 30,	December 31,
	2013	2012
Current portion, promissory notes payable	$43,703	$37,500
Other short-term debt	318,395	322,145
Short-term advances	350,000	-
Accrued interest	56,242	42,010
Total	$768,340	$401,655

“Current portion, promissory notes payable”

In December 2012, the Company executed a promissory note (the “Note”) payable to a former executive and current shareholder in order to consolidate its various obligations to such individual into a single instrument. The Note had an original balance of $211,418 and matures on September 16, 2016. Interest on the Note is incurred at WSJPrime plus one percent per annum, which has resulted in a constant interest rate of 4.25% through June 30, 2013. The Note requires monthly principal and interest payments of (a) $3,000 through September 30, 2013, (b) $4,500 from October 1, 2013 through September 30, 2014, (c) $6,000 from October 1, 2014 through September 30, 2015, (d) $7,500 from October 1, 2015 through September 30, 2016 and (e) all remaining principal on September 30, 2016. Through June 30, 2013, the Company has made $30,000 in payments, consisting of $23,544 in principal (principal repayments of $9,731 in the last quarter of 2012, $6,881 in the first quarter of 2013 and $6,932 in the second quarter of 2013) and $6,456 in interest (interest expense of $2,268 in the last quarter of 2012, $2,119 in the first quarter of 2013 and $2,068 in the second quarter of 2013). The remaining Note principal balance is $187,874 and $201,687 at June 30, 2013, and December 31, 2012, respectively, of which $43,703 and $37,500 is expected to be paid in the twelve months ending June 30, 2014 and December 31, 2013, respectively, and is classified as current. The remaining $144,171 and $164,187 principal has been classified as long term as of June 30, 2013 and December 31, 2012, respectively.

“Other short-term debt” and “Accrued interest”

During the year ended December 31, 2011, OTLLC was unable to complete a financing deal with a private equity firm that had been expected to provide OTLLC with adequate capital. To fund continuing operations at a reduced level of expenditures, OTLLC received temporary funding from several sources. The Company has since repaid one source in full and the Company’s remaining obligation is included in the table above. During the first and second quarters of 2013, the Company made payments totaling $3,000 and, as of June 30, 2013, $32,000 remained payable. In addition, a vendor previously required that the outstanding accounts payable balance of $287,145 be converted to a promissory note. Such note accrues interest at 10% annually ($56,242 and $42,010 accrued through June 30, 2013, and December 31, 2012, respectively) and is payable upon demand. This note matured on December 15, 2011 and management has engaged in negotiations with the vendor to extend the note or replace it with a new promissory note.

“Short-term advances”

In connection with the Merger, the Company received $2.0 million in proceeds from the private equity offering, issuing 4.0 million shares of common stock, par value $0.001 (along with warrants for the purchase an additional 4.0 million shares of common stock at the current exercise price of $0.50 per share and having a term of five (5) years). In the first half of 2013, investors holding certain of the warrants provided the Company with $350,000 in financial support by providing short-term advances to the Company against the exercise of their warrants at a future time of the investors’ choice. The balance of the short-term advances was $350,000 and $0 as of June 30, 2013, and December 31, 2012, respectively. In July   2013, such investors provided the Company with additional short-term advances of $40,000. No timing for the exercise of the warrants has been determined.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2013

(Unaudited)

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

8. Other Current Liabilities

Other liabilities at June 30, 2013, and December 31, 2012, consist of accrued corporate operating expenses as estimated by management, including accruals for legal, tax preparation and accounting expenses.

9. Notes Payable, Net

At June 30, 2013, notes payable consist entirely of the current portion of the promissory note discussed above in Note 7, “Current Portion of Promissory Notes and Other Short-Term Debt”.

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

Following the Conversion on August 31, 2012, none of the principal and interest of the Notes remained outstanding, but the holders of the Notes retained the detachable warrants to purchase common stock at $0.3125 per share that they had received in connection with their investment in the Notes. The following table shows the number of shares of common stock that would have been issued if all the warrants related to the Notes were exercised as of June 30, 2013 and as of December 31, 2012:

As of June 30, 2013 and December 31, 2012
Convertible Debt	Conversion Price	Principal and Interest Amounts	Potential Shares Issued if Notes Converted	Shares Issued if Series C Warrants Exercised @ $0.3125
Series C-1 Notes	N/A	$-	-	2,841,440
Series C-2 Notes	N/A	-	-	3,200,000
Series C-3 Notes	N/A	-	-	1,972,000
		$-	-	8,013,440

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

June 30, 2013

(Unaudited)

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

Rent expense relating to the operating lease agreement was $17,777 and $19,791 for the three month periods ended June 30, 2013 and 2012, respectively, and $37,568 and $43,882 for the six month periods ended June 30, 2013 and 2012, respectively.

As of December 31, 2012, the future minimum payments required under all operating leases with terms in excess of one year were as follows:

For the year ending December 31,	Amount
2013	79,164
2014	79,164
2015	79,164
2016	19,791
2017	-
$257,283

11. Commitments and Contingencies

From time to time, the Company is engaged in various legal proceedings that are routine in nature and incidental to its business. At this time, there are no legal proceedings to which the Company is a party nor, to management’s knowledge, are any material legal proceedings contemplated.

As of June 30, 2013, a number of the Company’s employees were covered by employment agreements. In general, the employment agreements contain non-compete provisions ranging from three months to one year following the term of the applicable agreement.

12. Income Taxes

The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities at June 30, 2013 are as follows:

June 30, 2013
Net Deferred income tax assets (liabilities):
Net operating loss carryforwards	$670,463
Property and equipment	(1,968)
Inventory	(2,040)
Accrued expenses	(34,608)
Total current deferred tax asset	631,847
Less: Valuation allowance	(634,847)
Net current deferred tax asset	$-

The Company has net operating loss carry forwards of approximately $1,858,373 at June 30, 2013, which begin expiring in 2030. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has recorded a valuation allowance for all deferred tax assets at June 30, 2013.

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

OTI was taxed in Singapore. All returns for OTI are current. OTI generated substantial tax losses during its existence and therefore received a tax refund of $5,181 in 2011 for estimated taxes paid prior to 2009. No anticipated tax liability existed at June 30, 2013, or December 31, 2012.

OAPS was taxed in Hong Kong. All returns for OAPS are current. OAPS generated substantial tax losses during its existence and no anticipated tax liability existed at June 30, 2013, or December 31, 2012.

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

June 30, 2013

(Unaudited)

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

June 30, 2013

(Unaudited)

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

On January 16, 2013, options for 423,796 shares were granted to employees and consultants for past services rendered, exercisable at $0.3425 per share and 100% vested on the grant date. The expense related to these option grants was $44,320 in the first six months of 2013.

On May 2, 2013, non-executive directors were issued options for 300,000 shares, exercisable at $0.21 per share, 100% vested on the grant date, as compensation for such independent directors’ past service. The $19,590 grant date fair market value of these option grants was expensed in the second quarter of 2013.

On May 6, 2013, a consultant was issued an option for 81,081 shares, exercisable at $0.185 per share, 100% vested on the grant date, as compensation for such consultant’s past service. The $8,205 grant date fair market value of these option grants was expensed in the second quarter of 2013. Also, on June 28, 2013, the consultant was issued an option for 53,922 shares, exercisable at $0.153 per share, 100% vested on the grant date, as compensation for such consultant’s service in the second quarter. The $6,334 grant date fair market value of these option grants was expensed in the second quarter of 2013.

At June 30, 2013, there were 4,344,774 options outstanding at an average exercise price of $0.273 per share, consisting of 3,794,774 fully vested options outstanding at an average exercise price of $0.254 per share and 550,000 unvested options outstanding with an average exercise price of $0.407 per share.

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

A summary of option activity for the years ended December 31, 2012 and 2011 follows:

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2013

(Unaudited)

	For the year ended December 31,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	2,363,104	$0.188	2,803,104	$0.209
Granted	1,166,667	$0.452	-	$-
Exercised	-	$-	-	$-
Forfeited and expired	-	$-	(440,000)	$0.324
Outstanding at the end of the year	3,529,771	$0.275	2,363,104	$0.188
Exercisable at the end of the year	2,879,771	$0.255	1,153,104	$0.225

The Company recognized total compensation expense related to the stock options of $36,120 and $73,072 during the three month periods ended June30, 2013 and 2012, respectively and $113,538 and $79,179 during the six month periods ended June 30, 2013 and 2012, respectively. Compensation expense related to stock options is included in selling, general and administrative expenses in the consolidated statement of operations. Total unrecognized compensation expense related to unvested unit options was $22,590 and $46,143 at June 30, 2013, and December 31, 2012, respectively.

The weighted average grant date fair value of share options granted during the three month period ended June 30, 2013 was $0.198 per share.

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

Warrants

On March 12, 2012, as discussed in Note 13 above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In June 2012, the Company fulfilled subscriptions for the issuance of 2,200,000 shares along with warrants having the right to purchase 2,200,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In September 2012, the Company fulfilled subscriptions for the issuance of 1,000,000 shares along with warrants having the right to purchase 1,000,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Also in September 2012, the Company issued to a consultant warrants having the right to purchase 133,335 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Therefore, shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company and issued to consultants through June 30, 2013 are as follows:

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2013

(Unaudited)

	Number of shares potentially issuable	Weighted average exercise price
Balance, December 31, 2012	-	$-

Issued in fulfillment of subscriptions	4,000,000	0.50
Issued to consultant	133,335	0.50
Exercised	-	-

Balance, June 30, 2013	4,133,335	0.50

When subscriptions are fulfilled by the Company, the warrants related to each individual subscription are dated as of the date the subscription funds were received by the Company, regardless of the date on which the obligation is ultimately fulfilled. Therefore, all warrants have a term of five years from date the subscription funds were received.

At June 30, 2013, the remaining number of years to expiration and the weighted average term to expiration for the 4,133,335 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

Expiration Date	Number of shares potentially issuable	Remaining years to expiration and weighted average	Fair Value of Warrants (at $0.50 exercise price)

October 26, 2016	200,000	3.33	$107,446
November 1, 2016	50,000	3.34	26,862
December 4, 2016	200,000	3.43	107,446
December 27, 2016	200,000	3.50	107,446
February 13, 2017	50,000	3.63	26,862
February 27, 2017	100,000	3.67	53,723
March 12, 2017	250,000	3.70	134,308
April 4, 2017	150,000	3.76	80,585
April 22, 2017	250,000	3.81	134,308
May 9, 2017	500,000	3.86	268,616
May 14, 2017	1,050,000	3.87	564,094
July 22, 2017	500,000	4.06	268,616
August 30, 2017	500,000	4.17	268,616
August 30, 2017	133,335	4.17	71,632
	4,133,335	3.84	$2,220,560

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

The following assumptions were used for the Black-Scholes valuation of the warrants issued:

Assumption

Dividend rate	0%
Annualized volatility	39.00%
Risk free interest rate	0.59%- 1.20%
Expected life of warrants (years)	5.00

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2013

(Unaudited)

At both June 30, 2013 and December 31, 2012, the Company had issued warrants for 8,013,440 shares of common stock to the holders of the Notes (see note 9) and additional warrants for 107,672 shares of common stock to other individuals for a total of 8,121,112 warrants outstanding. Of the warrants outstanding, 42,672 were issued in 2009, exercisable at $0.375 per share and had a weighted average grant date fair value of $0.009. In 2010, 7,768,440 warrants were issued, exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.01. The remaining 310,000 warrants were issued in 2011, also exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.008. The Company uses the modified Black-Scholes model to estimate the fair value of warrants on the date of issuance. Noncash interest expense reflecting the amortization of debt discount related to the warrant issuances of $-0- and $9,599 was recorded for the six month periods ended June 30, 2013 and 2012, respectively.

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

16. Going Concern

The Company has accumulated losses from inception through June 30, 2013 of $11,442,356, has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations.

The Company is currently seeking additional capital to fund its operations through the foreseeable future. If capital raising efforts are unsuccessful, discontinuance of operations is likely. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

17. Subsequent Events

The Company has evaluated subsequent events that occurred after June 30, 2013 through August 2, 2013, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations of Oryon Technologies, Inc. and its subsidiaries for the three and six month periods ended June 30, 2013 and 2012 and its financial condition as of June 30, 2013 and December 31, 2012, should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Oryon Technologies, Inc. (“Oryon”, the “Registrant” or the “Company” and “we,” “us”, “our” or similar terms) was organized under the laws of the State of Nevada on August 22, 2007 to explore mineral properties. On May 4, 2012 (the “Closing Date”), Oryon closed a merger transaction (the “Merger”) with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and OryonTechnologies, LLC (“OTLLC”), a Texas limited liability company, pursuant to an Agreement and Plan of Merger dated March 9, 2012 (the “Merger Agreement”). As a result of the Merger, the Company ceased to explore mineral properties and became a technology company with certain valuable products and intellectual property rights related to a three-dimensional, elastomeric, membranous, flexible electroluminescent lamp. The Company’s principal executive offices are located at 4251 Kellway Circle, Addison, Texas 75001, and its phone number is (214) 267-1321.

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

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this quarterly report. In addition to the historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Management’s discussion and analysis of the Company’s financial condition and results of operations are only based on the current business and operations of OTLLC and its subsidiaries, on a consolidated basis. Key factors affecting the Company’s results of operations include revenues, cost of revenues, operating expenses and interest expense.

Operating results for the interim periods presented herein are not necessarily indicative of the results that can be expected for the entire fiscal year.

Comparison of the Quarter ended June 30, 2013 to the Quarter ended June 30, 2012

Gross Profit and Other Revenues

	For the Quarter Ended June 30,
	2013	2012	Change from 2012 to 2013
Revenues	$	$	$	%
Product sales	36,229	5,698	30,531	535.8%
Cost of goods sold	(4,849)	(3,551)	(1,298)	36.6%
Gross profit	31,380	2,147	29,233	1361.6%
Royalty and license fees	-	-	-
Other	-	-	-
Total revenues	31,380	2,147	29,233	1361.6%

Gross profit margin	86.6%	37.7%

Product sales for the quarter ended June 30, 2013, increased $30.5 thousand, or 535.8%, to $36.2 thousand for the quarter ended June 30, 2013 from $5.7 thousand for the quarter ended June 30, 2012. Gross profit and total revenues increased $29.2 thousand to $31.4 thousand, or 1361.6%, from $2.1 thousand in the quarter ended June 30, 2012, due to both the increase in product sales and the increase in gross profit on product sales resulting from a decrease in the cost of goods sold.

Cost of goods sold represented 13.4% of product sales revenues in the second quarter of 2013 as compared to 72.3% in the second quarter of 2012. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders.

Operating Expenses-Overview

Total operating expenses for the quarter ended June 30, 2013, decreased $233.4 thousand, or 39.8%, to $352.8 thousand, from $586.2 thousand in the quarter ended June 30, 2012, as shown in the table below:

	For the quarter ended		For the quarter ended
	June 30, 2013		June 30, 2012		Change
	$	%	$	%	$	%
Total applications development exp.	68,894	19.5%	84,153	14.4%	(15,259)	-18.1%
Total sales and marketing exp.	29,798	8.5%	54,340	9.3%	(24,542)	-45.2%
Total general and administrative exp.	246,390	69.8%	437,382	74.6%	(190,992)	-43.7%
Depreciation and amortization	7,695	2.2%	10,308	1.8%	(2,613)	-25.4%
Total operating expenses	352,777	100.0%	586,183	100.0%	(233,406)	-39.8%

The primary reasons for the decrease in total operating expenses are the 43.7% decrease in general and administrative expense and the 45.2% decrease in sales and marketing expense, as discussed below.

Applications Development Expense

	For the Quarter Ended June 30,
	2013	2012	Change from 2012 to 2013
Applications Development Expense	$	$	$	%
Wages	31,846	48,547	(16,701)	-34.4%
Payroll taxes and benefits	2,384	11,855	(9,471)	-79.9%
Materials, equipment, services	30,177	20,714	9,463	45.7%
Office and overhead	4,487	3,037	1,450	47.7%
Travel and entertainment	-	-	-
Total applications development exp.	68,894	84,153	(15,259)	-18.1%

NM = Not Meaningful

Total applications development expense decreased by $15.3 thousand or 18.1% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, due to (a) the $16.7 thousand decrease in wages and the related $9.5 thousand decrease in payroll taxes and benefits, partially offset by (b) the $9.4 thousand increase in office and overhead. Due to the low level of customer activity in the second quarter of 2012, the materials, equipment, services expenses were very low in that period. By comparison, in 2013, applications activities on behalf of prospective customers increased significantly, resulting in greater expenditures on applications development projects.

Sales and Marketing Expense

	For the Quarter Ended June 30,
	2013	2012	Change from 2012 to 2013
Sales and Marketing Expense	$	$	$	%
Wages	18,000	18,000	-	0.0%
Payroll taxes and benefits	1,389	1,377	12	0.9%
Overhead	5,912	6,732	(820)	-12.2%
Outside services	1,000	20,000	(19,000)	-95.0%
Travel and entertainment	3,497	8,231	(4,734)	-57.5%
Total sales and marketing exp.	29,798	54,340	(24,542)	-45.2%

NM = Not Meaningful

Total sales and marketing expense decreased by $24.5 thousand, or 45.2%, to $29.8 thousand in the 2013 second quarter from $54.3 thousand in the 2012 second quarter, largely due to the elimination of outside public relations services that were incurred in during 2012.

General and Administrative Expense

	For the Quarter Ended June 30,
	2013	2012	Change from 2012 to 2013
General and Administrative Expense	$	$	$	%
Wages	69,999	83,532	(13,533)	-16.2%
Payroll taxes and benefits	22,250	81,706	(59,456)	-72.8%
Overhead	35,910	51,117	(15,207)	-29.7%
Outside services	118,176	220,312	(102,136)	-46.4%
Travel and entertainment	55	715	(660)	-92.3%
Total general and administrative exp.	246,390	437,382	(190,992)	-43.7%

NM = Not Meaningful

General and administrative expense decreased by $191.0 thousand, or 43.7%, to $246.4 thousand from $437.4 thousand largely due to (a) the $102.1 thousand decrease in outside services expenses, as discussed below, and (b) the decrease in payroll taxes/benefits expense, which decreased $59.5 thousand to $22.3 thousand in the 2013 second quarter from $81.7 thousand in the 2012 second quarter. Most of the decrease in payroll taxes and benefits is attributable to the $37.0 thousand decrease in stock-based compensation expense that was $36.1 thousand in the three months ended June 30, 2013, as compared to $73.1 thousand in the three months ended June 30, 2012. The stock-based compensation expense for the three months ended June 30, 2013, included $19.6 thousand for the fully-vested directors’ options granted during the quarter, whereas no directors’ options were granted in the previous year comparable quarter.

Outside services expenses decreased $102.1 thousand, or 46.4%, to $118.2 thousand in the quarter ended June 30, 2013 from $220.3 thousand in the quarter ended June 30, 2012, as shown in the table below.

	For the quarter ended		For the quarter ended
	June 30, 2013		June 30, 2012		Change
	$	%	$	%	$	%

Legal expenses	38,993	33.0%	133,044	60.4%	(94,051)	-70.7%
Accounting and audit expenses	11,694	9.9%	16,194	7.4%	(4,500)	-27.8%
Directors' fees and expenses	37,826	32.0%	-		37,826	NM
Public relations expenses	-		5,000	2.3%	(5,000)	-100.0%
Consulting	28,044	23.7%	64,362	29.2%	(36,318)	-56.4%
Payroll processing expenses	564	0.5%	542	0.3%	22	4.1%
Banking Fees	170	0.1%	1,055	0.5%	(885)	-83.9%
Stock transfer agent and filing fees	885	0.8%	115	0.1%	770	669.6%
Total G&A outside services	118,176	100.0%	220,312	100.0%	(102,136)	-46.4%

NM = Not Meaningful

One large component of general and administrative outside services expense is the cost of being a public company, including legal, accounting and stock transfer agent fees. For example, the Company paid no directors’ fees prior to the Merger but initiated the incurrence of directors’ compensation in the last quarter of 2012. In consequence, general and administrative outside services expense for the second quarter of 2013 included $37.8 thousand in directors’ fees and expenses as compared to no such costs in the comparable quarter of the prior year. Since the Closing of the Merger on May 4, 2012, the legal expenses, which include regulatory filing related expenses, have increased over the pre-Merger period due to the recent regulatory filings that the Company has made in connection with its current operational and financing activities. In the second quarter of 2012, the Company incurred unusually high legal costs relating to the Merger and also high accounting costs related to the completion of the audit of fiscal years 2010 and 2011 that was necessary to consummate the Merger. The accounting and audit expenses incurred in the second quarter of 2013 are more representative of the costs related to the regular quarterly review by independent public accountants.

An additional reason for the decrease in outside services in the quarter ended June 30, 2013, as compared to the second quarter of 2012 is the $36.3 thousand decrease in consulting costs. In connection with the Closing of the Merger, the Company paid an independent financial advisor $37.5 thousand for services in the second quarter of 2012. Excluding this cost, consulting costs were $26.9 thousand for the six months ended June 30, 2012 as compared to $28.0 thousand for the comparable period in 2013, an increase of $1.1 thousand.

Other Income (Expense)

Interest Expense: Interest expense decreased $88.3 thousand, or 90.4%, to $9.3 thousand for the three months ended June 30, 2013, from $97.6 thousand in the three months ended June 30, 2012. The principal reason for the decrease in interest expense was the conversion of the convertible notes payable on August 31, 2012, so that in the second quarter of 2013 the Company incurred no interest expense or amortization of debt discount on the convertible notes as compared to three full months of such expenses incurred in the second quarter of 2012.

	For the quarter ended		For the quarter ended
	June 30, 2013		June 30, 2012		Change
	$	%	$	%	$	%

Interest expense on convertible notes payable	-		32,234	33.0%	(32,234)	NM
Interest expense on promissory notes and short-term debt	9,348	100.0%	7,334	7.5%	2,014	27.5%
Amortization of debt discount related to warrants	-		4,835	5.0%	(4,835)	NM
Amortization of debt discount-beneficial conversion feature on the Series C-1 convertible notes payable	-		53,204	54.5%	(53,204)	NM
Total interest expense	9,348	100.0%	97,607	100.0%	(88,259)	-90.4%

NM = Not Meaningful

Taxes

Since the Company’s operating subsidiary, OTLLC, is a limited liability company and, as such, does not accrue or pay income taxes, the Company has not reported income taxes for periods prior to the Closing Date. For the quarter ended June 30, 2013, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred subsequent to the Merger.

Comparison of the Six Months ended June 30, 2013 to the Six Months ended June 30, 2012

Gross Profit and Other Revenues

	For the Six Months Ended June 30,
	2013	2012	Change from 2012 to 2013
Revenues	$	$	$	%
Product sales	52,983	33,010	19,973	60.5%
Cost of goods sold	(9,602)	(23,128)	13,526	-58.5%
Gross profit	43,381	9,882	33,499	339.0%
Royalty and license fees	-	-	-
Other	-	-	-
Total revenues	43,381	9,882	33,499	339.0%

Gross profit margin	81.9%	29.9%

Product sales increased $20.0 thousand, or 60.5%, to $53.0 thousand for the six months ended June 30, 2013 from $33.0 thousand for the six months ended June 30, 2012. Gross profit and total revenues increased $33.5 thousand to $43.4 thousand, or 339.0%, from $9.9 thousand in the six months ended June 30, 2012, due to both the increase in product sales and the increase in gross profit on product sales resulting from a decrease in the cost of goods sold

Cost of goods sold represented 18.1% of product sales revenues in the first six months of 2013 as compared to 70.1% in the first six months of 2012. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders.

Operating Expenses-Overview

Total operating expenses for the six months ended June 30, 2013, decreased $118.3 thousand, or 13.2%, to $781.0 thousand, from $899.3 thousand in the six months ended June 30, 2012, as shown in the table below:

	For the six months ended		For the six months ended
	June 30, 2013		June 30, 2012		Change
	$	%	$	%	$	%
Total applications development exp.	171,393	21.9%	147,443	16.4%	23,950	16.2%
Total sales and marketing exp.	55,787	7.1%	75,625	8.4%	(19,838)	-26.2%
Total general and administrative exp.	538,200	68.9%	652,121	72.5%	(113,921)	-17.5%
Depreciation and amortization	15,667	2.0%	24,137	2.7%	(8,470)	-35.1%
Total operating expenses	781,047	100.0%	899,326	100.0%	(118,279)	-13.2%

The primary reason for the increase in total operating expenses is the 17.5% decrease in general and administrative expense, as discussed below.

Applications Development Expense

	For the Six Months Ended June 30,
	2013	2012	Change from 2012 to 2013
Applications Development Expense	$	$	$	%
Wages	68,712	98,680	(29,968)	-30.4%
Payroll taxes and benefits	12,109	18,959	(6,850)	-36.1%
Materials, equipment, services	78,937	26,341	52,596	199.7%
Office and overhead	11,635	3,463	8,172	236.0%
Travel and entertainment	-	-	-
Total applications development exp.	171,393	147,443	23,950	16.2%

Total applications development expense increased by $24.0 thousand or 16.2% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, due to (a) the $52.6 thousand increase in materials, equipment, services expenses partially offset by (b) the $30.0 thousand decrease in wages and the related $6.9 thousand decrease in payroll taxes and benefits. Due to the low level of customer activity in the first six months of 2012, the materials, equipment, services expenses were very low in that period. By comparison, in 2013, applications activities on behalf of prospective customers increased significantly, resulting in greater expenditures on applications development projects.

Sales and Marketing Expense

	For the Six Months Ended June 30,
	2013	2012	Change from 2012 to 2013
Sales and Marketing Expense	$	$	$	%
Wages	36,000	30,000	6,000	20.0%
Payroll taxes and benefits	2,796	2,295	501	21.8%
Overhead	7,921	10,141	(2,220)	-21.9%
Outside services	1,000	20,000	(19,000)	-95.0%
Travel and entertainment	8,070	13,189	(5,119)	-38.8%
Total sales and marketing exp.	55,787	75,625	(19,838)	-26.2%

Total sales and marketing expense decreased to $55.8 thousand in the first six months of 2013 from $75.6 thousand in the first six months of 2012. The decrease of $19.8 thousand or 26.2% is largely due to the $19.0 thousand decrease in outside services expenses. The $6.0 increase in wages is the result of increased pay for sales personnel in the first six months of 2013.

General and Administrative Expense

	For the Six Months Ended June 30,
	2013	2012	Change from 2012 to 2013
General and Administrative Expense	$	$	$	%
Wages	139,998	199,394	(59,396)	-29.8%
Payroll taxes and benefits	106,852	86,993	19,859	22.8%
Overhead	68,484	86,392	(17,908)	-20.7%
Outside services	221,179	277,040	(55,861)	-20.2%
Travel and entertainment	1,687	2,302	(615)	-26.7%
Total general and administrative exp.	538,200	652,121	(113,921)	-17.5%

General and administrative expense for the first six months of the year decreased by $113.9 thousand, or 17.5%, to $538.2 thousand from $652.1 thousand largely due to (a) the $55.9 thousand increase in outside services expenses, as discussed below, and (b) the $59.4 decrease in wages. These decreases were partially offset by the increase in payroll taxes/benefits expense, which increased $19.9 thousand to $106.9 thousand in the 2013 first six months from $87.0 thousand in the 2012 first six months. Most of the increase in payroll taxes and benefits is attributable to the $34.4 thousand increase in stock-based compensation expense that was $113.5 thousand in the six months ended June 30, 2013, as compared to $79.2 thousand in the six months ended June 30, 2012. In the first six months of 2013, options for 815,003 shares were granted to employees, directors and consultants for past services rendered, exercisable at prices ranging from $0.153 to $0.3425 per share and 100% vested on the grant date. The expense related to these option grants was $78.4 thousand in the first six months of 2013. In addition, the expense related to previously granted options that were not yet fully vested was $35.1 thousand in the first six months of 2013.

Outside services expenses decreased $55.9 thousand, or 20.2%, to $221.2 thousand in the six months ended June 30, 2013 from $277.0 thousand in the six months ended June 30, 2012, as shown in the table below.

	For the six months ended		For the six months ended
	June 30, 2013		June 30, 2012		Change
	$	%	$	%	$	%

Legal expenses	79,635	67.4%	146,740	66.6%	(67,105)	-45.7%
Accounting and audit expenses	24,384	20.6%	49,548	22.5%	(25,164)	-50.8%
Directors' fees and expenses	56,051	47.4%	-	0.0%	56,051	NM
Public relations expenses	-	0.0%	5,000	2.3%	(5,000)	-100.0%
Consulting	57,325	48.5%	72,713	33.0%	(15,388)	-21.2%
Payroll processing expenses	1,218	1.0%	1,519	0.7%	(301)	-19.8%
Banking Fees	514	0.4%	1,405	0.6%	(891)	-63.4%
Stock transfer agent and filing fees	2,052	1.7%	115	0.1%	1,937	NM
Total G&A outside services	221,179	187.2%	277,040	125.8%	(55,861)	-20.2%
NM = Not Meaningful

One primary component of general and administrative outside services expense is the cost of being a public company, including legal, accounting, directors’ fees and stock transfer agent fees. For example, the Company paid no directors’ fees prior to the Merger but initiated the incurrence of directors’ compensation in the last quarter of 2012. In consequence, general and administrative outside services expense for the first six months of 2013 included $56.1 thousand in directors’ fees and expenses as compared to no such costs in the first six months of 2012. In the first six months of 2012, significant legal expenses were incurred in the process of the Merger and the Closing. As a result, the legal expenses in the first six months of 2012 were of $146.7 thousand, an amount $67.1 thousand greater than the $79.6 thousand in legal expenses incurred in the first six months of 2013. Also, in the first six months of 2012, the Company incurred unusually high accounting costs related to the completion of the audit of fiscal years 2010 and 2011 that was necessary to consummate the Merger. The accounting and audit expenses incurred in the first six months of 2013 are more representative of the costs related to the regular quarterly review by independent public accountants. Stock transfer agent fees and regulatory filing fees were $2.1 thousand in 2013 as compared to only $0.1 thousand incurred in 2012 due to the Company’s inactivity during the period prior to the Closing.

An additional reason for the decrease in outside services in the first six months of 2013 as compared to the first six months of 2012 is the $15.4 thousand decrease in consulting costs. In connection with the Closing of the Merger, the Company paid an independent financial advisor $37.5 thousand for services in the second quarter of 2012. Excluding this cost, consulting costs were $35.2 thousand for the six months ended June 30, 2012 as compared to $57.3 thousand for the comparable period in 2013, an increase of $22.2 thousand. At the Closing Date, one former senior executive’s status changed from being an employee to being an independent consultant to the Company, resulting in $40.0 thousand in expense for the consulting compensation to the individual during the full period of six months ended June 30, 2013, whereas his consulting compensation was only $15.0 thousand for the two months in the period between the Closing and June 30, 2012. Prior to the Closing, his compensation was reported as general and administrative wages expense.

Other Income (Expense)

Interest Expense: Interest expense decreased $169.8 thousand, or 90.2%, to $18.6 thousand for the six months ended June 30, 2013, from $188.4 thousand in the six months ended June 30, 2012. The principal reason for the decrease in interest expense was the conversion of the convertible notes payable on August 31, 2012, so that in the first six months of 2013 the Company incurred no interest expense or amortization of debt discount on the convertible notes as compared to six full months of such expenses incurred in the first six months of 2012.

	For the six months ended		For the six months ended
	June 30, 2013		June 30, 2012		Change
	$	%	$	%	$	%

Interest expense on convertible notes payable	-		64,468	34.2%	(64,468)	NM
Interest expense on promissory notes and short-term debt	18,557	100.0%	14,473	7.7%	4,084	28.2%
Amortization of debt discount related to warrants	-		9,599	5.1%	(9,599)	NM
Amortization of debt discount-beneficial conversion feature on the Series C-1 convertible notes payable	-		99,825	53.0%	(99,825)	NM
Total interest expense	18,557	100.0%	188,365	100.0%	(169,808)	-90.2%
NM = Not Meaningful

Taxes

Since the Company’s operating subsidiary, OTLLC, is a limited liability company and, as such, does not accrue or pay income taxes, the Company has not reported income taxes for periods prior to the Closing Date. For the six months ended June 30, 2013, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred subsequent to the Merger.

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

To meet management’s future objectives, the Company will need to sell additional equity and/or debt securities, which could result in dilution to current shareholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. The Company does not have any lending arrangements in place with banking or financial institutions and management does not anticipate that it will be able to secure these funding arrangements in the near future. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by the Company to raise additional funds on terms acceptable to it, or at all, could limit its ability to continue operations and terminate its overall business prospects.

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

Sources and uses of funds

As of June 30, 2013, Oryon had cash and equivalents on hand of $58.1 thousand, and negative working capital of $1,163.0 thousand. Management of the Company recognizes that its cash on hand and working capital will not be sufficient to meet its anticipated cash requirements in the near term and is actively seeking additional capital funding. Any failure to secure additional financing would limit the Company’s ability to continue as a going concern and force management to modify the business strategy.

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

Net cash used in operating activities for the six months ended June 30, 2013 decreased by $331.6 thousand to a use of $ 444.1 thousand, as compared to a use of $775.6 thousand for the six months ended June 30, 2012. The primary reason for the reduced cost was the improvement in operating results with a net loss of $756.2 thousand in the first six months of 2013 as compared to a net loss of $1,081,1 thousand in the first six months of 2012, an improvement of $325.9 thousand. The conversion of the Series C Notes in August 2012 eliminated noncash interest expense subsequent to that date, so the noncash interest expense in the first six months of 2012 was $173.6 thousand higher than the $14.2 thousand noncash interest expense in the first six months of 2013. This reduced cash benefit in the first six months of 2013 was partially offset by the cash benefit of $34.4 thousand increase in stock-based compensation expense over the first six months of 2012. In addition, the combined net change in operating assets and liabilities provided cash of $168.7 thousand in the six months ended June 30, 2013 as compared to providing cash of only $9.2 thousand in the six months ended June 30, 2012, an increase in operational cash provided of $159.5 thousand. This increase is primarily due to (a) the increase of $101.8 thousand in deferred compensation, including directors’ fees, and (b) the increase of $96.9 thousand in accounts payable: in the six months ended June 30, 2013. The accounts payable increased by $96.9 thousand as compared to a reduction of $27.5 thousand during the comparable period in 2012, a relative change of $124.4 in cash provided. The increase in accounts payable in the first six months of 2013 was largely due to legal and accounting costs related to meeting the year-end regulatory requirements and to an increase in inventory related to customer projects in progress.

Net cash provided by (used in) investing activities

There was no net cash provided by (used in) investing activities in the first six months of 2013 and only $6.8 thousand used in the first six months of 2012 for the purchase of equipment.

Net cash provided by financing activities

Net cash provided by financing activities in the first six months of 2013 was $332.4 thousand as compared to $1,164.0 thousand in the first six months of 2012. In connection with the Merger, the Company received $2.0 million in proceeds from the private equity offering, issuing 4.0 million shares of common stock, par value $0.001 (along with warrants for the purchase an additional 4.0 million shares of common stock at the current exercise price of $0.50 per share and having a term of five (5) years). A total of $1,175.0 thousand was received in the first six months of 2012. In the first six months of 2013, investors holding certain of the warrants provided the Company with short-term advances of $350.0 thousand in financial support against the exercise of their warrants at a future time of the investors’ choice. In July   2013, such investors provided the Company with additional short-term advances of $40,000. Such investors have not determined the timing for the exercise of the warrants.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table outlines payments due under the Company’s significant contractual obligations over the periods shown, exclusive of interest, as of June 30, 2013:

Payments Due by Period
Contractual Obligations at June 30, 2013	Less than One Year	One to Three years	Three to Five Years	More Than Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	138,537	-	-	217,701
Long-term debt obligations	-	144,171	-	-	144,171
Capital expenditure obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term obligations	-	-	-	-	-

The above table outlines our obligations as of the date noted above and does not reflect any changes in obligations that have occurred after that date.

Off-Balance Sheet Arrangements

The Company has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or research and development services with it.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined under the Exchange Act and the Sarbanes-Oxley Act of 2002 (“SOX”) Section 404(a). Based on this evaluation, we concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective. This conclusion was based on the existence of material weakness as discussed below. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2012, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments and concluded in our Annual Report on Form 10-K for the year ended December 31, 2012 that there is a material weakness in our internal control over financial reporting.   Management determined that there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls that management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

—	The Company has limited segregation of duties, which is not consistent with good internal control procedures.

—	The Company does not have a written internal control procedures manual that outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedures manual does not meet the requirements of the SEC or for good internal control.

—	There are no effective controls instituted over financial disclosure and the reporting processes.

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

Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ORYON TECHNOLOGIES, INC.
(Registrant)

Date: August 2, 2013	By: /s/ Thomas P. Schaeffer
Thomas P. Schaeffer
Chief Executive Officer and Director

Date: August 2, 2013	By: /s/ Mark E. Pape
Mark E. Pape
Chief Financial Officer, Chief Accounting
Officer, Secretary and Director

