Form 10-Q
period 2013-09-30
Oryon Technologies, Inc.
filed 2013-11-08
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2013, there were 62,660,778 shares of common stock, par value $0.001 per share, outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Oryon Technologies, Inc. (the “Company”, “Oryon” or the “Registrant”) at September 30, 2013 (with comparative figures at December 31, 2012), the consolidated statements of operations for the quarters and nine month periods ended September 30, 2013 and 2012, the consolidated statements of cash flows for the nine month periods ended September 30, 2013 and 2012, and the consolidated statement of changes in shareholders’ equity (deficit) for the nine month periods ended September 30, 2013 and 2012, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included and all such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013, and in the Company’s other filings with the SEC since that date.

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

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,410	$169,678
Accounts Receivable, net of allowance for
doubtful accounts of $0 and $0, respectively	32,308	10,721
Inventory (see note 2)	104,372	97,456
Other current assets	7,455	8,707
Total current assets	153,545	286,562

PROPERTY AND EQUIPMENT, NET (see note 3)	15,660	21,708

INTANGIBLE ASSETS, NET (see note 4)	120,423	137,736

OTHER LONG-TERM ASSETS (see note 5)	23,344	23,799

TOTAL ASSETS	$312,972	$469,805

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$407,177	$187,047
Deferred revenue	-	6,000
Deferred compensation (see note 6)	337,631	166,667
Current portion of promissory notes and other short-term debt (see note 7)	848,569	401,655
Other current liabilities (see note 8)	24,492	41,537
Total current liabilities	1,617,869	802,906

NOTES PAYABLE, NET (see note 9)	134,714	164,187

Total liabilities	1,752,583	967,093

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none
issued and outstanding (see note 13)	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 62,660,778
shares issued and outstanding (see note 13)	62,661	62,661
Paid in capital	10,256,879	10,126,184
Foreign currency translation adjustment	-	-
Accumulated deficit	(11,759,151)	(10,686,133)
Non-controlling interest	-	-
Total equity (deficit)	(1,439,611)	(497,288)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$312,972	$469,805

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Quarters and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Product sales	$46,576	$13,494	$99,559	$46,504
Cost of goods sold	(38,882)	(3,370)	(48,484)	(26,498)
Gross profit	7,694	10,124	51,075	20,006
Royalty and license fees	-	-	-	-
Other	-	-	-	-
Total revenues	7,694	10,124	51,075	20,006
OPERATING EXPENSES
Applications development
Wages	31,566	31,971	100,278	130,651
Payroll taxes and benefits	5,170	12,025	17,279	30,984
Materials, equipment, services	25,017	14,492	103,954	40,833
Office and overhead	2,025	2,668	13,660	6,131
Total applications development expense	63,778	61,156	235,171	208,599
Sales and Marketing
Wages	18,000	18,000	54,000	48,000
Payroll taxes and benefits	1,389	3,253	4,185	5,548
Overhead	5,640	2,148	13,561	12,289
Outside services	6,000	12,400	7,000	32,400
Travel and entertainment	-	11,138	8,070	24,327
Total sales and marketing expense	31,029	46,939	86,816	122,564
General and Administrative
Wages	39,540	70,001	179,538	269,395
Payroll taxes and benefits	22,033	73,499	128,885	160,492
Overhead	35,993	31,206	104,477	117,598
Outside services	106,208	149,201	327,387	426,241
Travel and entertainment	8,309	2,989	9,996	5,291
Total general and administrative expense	212,083	326,896	750,283	979,017
Depreciation and Amortization	7,695	8,072	23,362	32,209

Total loss from operations	(306,891)	(432,939)	(1,044,557)	(1,322,383)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	522
Interest expense	(9,904)	(68,722)	(28,461)	(257,087)
Change in fair market value of Series A warrants	-	(535,367)	-	(535,367)
Net other income (expense)	-	(4,789)	-	(10,010)
Total other income (expense)	(9,904)	(608,878)	(28,461)	(801,942)

NET LOSS BEFORE TAX	(316,795)	(1,041,817)	(1,073,018)	(2,124,325)

INCOME TAXES (see note 12)	-	-	-	-

NET LOSS AFTER TAX	(316,795)	(1,041,817)	(1,073,018)	(2,124,325)

INCOME (LOSS) ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	-	-	-	1,054

NET LOSS ATTRIBUTABLE
TO SHAREHOLDERS	$(316,795)	$(1,041,817)	$(1,073,018)	$(2,123,271)

Loss per share: basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.07)
Weighted average shares outstanding	62,660,778	43,880,789	62,660,778	29,386,382

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

	Shares	Common Stock, $0.001 par value	Paid in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2011	16,502,121	$16,502	$5,365,181	$(3,640)	$12,119	$(8,069,326)	$(2,679,164)

Operating Results for the quarter ended March 31, 2012				(1,054)		(398,759)	(399,813)
Stock-based compensation expense			6,107				6,107

Balances at March 31, 2012	16,502,121	$16,502	$5,371,288	$(4,694)	$12,119	$(8,468,085)	$(3,072,870)

Operating Results for the quarter ended June 30, 2012						(682,695)	(682,695)
Foreign currency translation adjustment					141		141
Issuance of common stock, financing transactions, pre-merger	1,450,000	1,450	723,550				725,000
Merger consideration-pre-existing shareholders	15,000,000	15,000	(15,000)				-
Merger partner capital accounts			10,000			(10,000)	-
Issuance of common stock, financing transactions, post-merger	1,550,000	1,550	773,450				775,000
Stock-based compensation expense			73,072				73,072

Balances at June 30, 2012	34,502,121	$34,502	$6,936,360	$(4,694)	$12,260	$(9,160,780)	(2,182,352)

Operating Results for the quarter ended September 30, 2012						(1,041,817)	(1,041,817)
Issuance of common stock, financing transactions, post-merger	1,000,000	1,000	499,000				500,000
Obligation to issue common stock, conversion of indebtedness	27,111,248	27,111	2,004,484				2,031,595
Issuance of warrants			32,565				32,565
Stock-based compensation expense			65,278				65,278
Change in fair market value of Series A warrants due to re-pricing			535,367				535,367

Balances at September 30, 2012	62,613,369	$62,613	$10,073,054	$(4,694)	$12,260	(10,202,597)	(59,364)

Balances at December 31, 2012	62,660,778	$62,661	$10,126,184	-	$-	$(10,686,133)	$(497,288)

Operating Results for the quarter ended March 31, 2013						(425,478)	(425,478)
Stock-based compensation expense			77,418				77,418

Balances at March 31, 2013	62,660,778	$62,661	$10,203,602	$-	$-	$(11,111,611)	$(845,348)

Operating Results for the quarter ended June 30, 2013						(330,745)	(330,745)
Stock-based compensation expense			36,120				36,120

Balances at June 30, 2013	62,660,778	$62,661	$10,239,722	$-	$-	$(11,442,356)	$(1,139,973)

Operating Results for the quarter ended September 30, 2013						(316,795)	(316,795)
Stock-based compensation expense			17,157				17,157

Balances at September 30, 2013	62,660,778	$62,661	$10,256,879	$-	$-	$(11,759,151)	$(1,439,611)

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,073,018)	$(2,123,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of Series A warrants due to re-pricing	-	535,367
Noncash interest expense on short-term notes	21,470	20,646
Noncash interest expense on notes payable	-	86,429
Noncash interest expense on warrants related to convertible notes	-	12,893
Noncash interest expense - beneficial conversion feature	-	136,074
Non-controlling interest	-	(1,054)
Stock-based compensation expense	130,695	144,457
Issuance of convertible notes in lieu of rent	-	6,597
Issuance of noncash warrants other than convertible notes related	-	32,565
Depreciation and amortization	23,362	32,210
Changes in operating assets and liabilities:
Accounts receivable -decrease (increase)	(21,587)	355
Inventory - decrease (increase)	(6,916)	(22,614)
Other current assets - decrease (increase)	1,252	(58,961)
Other long-term assets - decrease (increase)	455	-
Accounts payable - increase (decrease)	220,129	(27,408)
Deferred revenues - increase (decrease)	(6,000)	-
Deferred compensation - increase	170,964	43,573
Other current liabilities - increase (decrease)	(17,045)	25,712
Due to affiliates - increase (decrease)	-	(14,487)
Net cash used in operating activities	(556,239)	(1,170,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(6,800)
Net cash flows used in investing activities	-	(6,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term advances	418,168	-
Cancellation of intercompany short-term notes due to merger	-	(325,000)
Repayment of short-term notes payable	(22,197)	(11,000)
Proceeds from issuance of equity	-	2,000,000
Net cash provided by financing activities	395,971	1,664,000

Effect of exchange rates on changes in cash	-	141

Net increase (decrease) in cash and cash equivalents	(160,268)	486,424

Cash and cash equivalents, beginning of period	169,678	86,685

Cash and cash equivalents, end of period	$9,410	$573,109

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,692	$351
Debt and accrued interest converted to equity	$-	$2,031,594

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

September 30, 2013

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

At September 30, 2013, the Company had cash of $9,410 and had not yet achieved profitable operations. The Company has had accumulated losses of $11,759,151 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

2. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$94,816	$95,732
Work in process	3,472	-
Finished goods	5,722	884
Customer projects in process	362	840
Total Inventory	$104,372	$97,456

3. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2013	2012

Leasehold improvements	$7,279	$7,279
Furniture and equipment	195,927	195,927
Property and equipment, gross	203,206	203,206
Accumulated depreciation	(187,546)	(181,498)
Net property and equipment	$15,660	$21,708

Depreciation expense was $1,924 and $2,301 for the three month periods ended September 30, 2013 and 2012, respectively, and $6,050 and $14,897 for the nine month periods ended September 30, 2013 and 2012, respectively

4. Intangible Assets

As of September 30, 2013 and December 31, 2012, the Company’s only intangible assets consisted of patents with a gross carrying cost of $320,795 and accumulated amortization of $200,372 and $183,059, respectively. The remaining weighted average amortization period was 7.6 years at December 31, 2012. The estimated aggregate amortization expense in each of the years ending December 31, 2013 through December 31, 2016, is $23,084 per year.

The balances as of September 30, 2013, including intangible assets and accumulated amortization, are detailed as follows:

As of September 30, 2013
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(200,372)	$120,423

The balances as of December 31, 2012, including intangible assets and accumulated amortization, are detailed as follows:

As of December 31, 2012
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(183,059)	$137,736

Amortization expense was $5,771 for each of the three month periods ended September 30, 2013 and 2012 and $17,312 for each of the nine month periods ended September 30, 2013 and 2012.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

5. Other Long Term Assets

Other long term assets consist of the following:

	September 30,	December 31,
	2013	2012
Investment in subsidiaries	$100	$100
Other receivables	6,647	7,102
Security deposits	6,597	6,597
Licenses	10,000	10,000
Total other assets	$23,344	$23,799

6. Deferred Compensation

Deferred compensation consists of the following:

	September 30,	December 31,
	2013	2012
Deferred wages	$200,854	$112,979
Deferred directors' fees	99,375	45,000
Accrued unpaid wages	21,635	-
Accrued taxes on deferred wages	15,767	8,688
Total deferred compensation	$337,631	$166,667

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

Effective September 1, 2011, the agreements were revised to provide for the indefinite deferral of unpaid wages until sufficient external funding was obtained. Deferred wages at September 30, 2013 and December 31, 2012 were $200,854 and $112,979, respectively. An accrual equal to 7.85% of the deferred wages has been established for the employer’s Social Security and Medicare tax obligations that would be required to be paid at the time the deferred wages are paid.

In November 2012, the Compensation Committee of the Board of Directors and the Board of Directors both approved a program of compensation for independent directors to compensate non-management directors for their services. Management directors receive no compensation for board service. Compensation for independent director services was established as $5,000 per calendar quarter, due at the end of each calendar quarter for services rendered during such period. In addition, the chairman of the Audit Committee receives extra compensation of $1,875 per calendar quarter and the chairman of the Compensation Committee receives extra compensation of $1,250 per calendar quarter. However, payment of cash compensation for director services has been deferred by the Board of Directors through December 31, 2013. Directors are not paid for meetings attended.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

7. Current Portion of Promissory Notes and Other Short-Term Debt

Other short-term debt consists of the following:

	September 30,	December 31,
	2013	2012
Current portion, promissory notes payable	$48,526	$37,500
Other short-term debt	318,395	322,145
Short-term advances	418,168	-
Accrued interest	63,480	42,010
Total	$848,569	$401,655

“Current portion, promissory notes payable”

In December 2012, the Company executed a promissory note (the “Note”) payable to a former executive and current shareholder in order to consolidate its various obligations to such individual into a single instrument. The Note had an original balance of $211,418 and matures on September 16, 2016. Interest on the Note is incurred at WSJPrime plus one percent per annum, which has resulted in a constant interest rate of 4.25% through September 30, 2013. The Note requires monthly principal and interest payments of (a) $3,000 through September 30, 2013, (b) $4,500 from October 1, 2013 through September 30, 2014, (c) $6,000 from October 1, 2014 through September 30, 2015, (d) $7,500 from October 1, 2015 through September 30, 2016 and (e) all remaining principal on September 30, 2016. Through September 30, 2013, the Company has made $36,000 in payments, consisting of $28,178 in principal (principal repayments of $9,731 in the last quarter of 2012, $6,881 in the first quarter of 2013, $6,932 in the second quarter of 2013 and $4,633 in the third quarter of 2013) and $7,822 in interest (interest expense of $2,268 in the last quarter of 2012, $2,119 in the first quarter of 2013, $2,068 in the second quarter of 2013 and $1,367 in the third quarter of 2013). At September 30, 2013, accrued but unpaid interest was $649. The remaining Note principal balance is $183,240 and $201,687 at September 30, 2013, and December 31, 2012, respectively, of which $48,526 and $37,500 is expected to be paid in the twelve months ending September 30, 2014 and December 31, 2013, respectively, and is classified as current. The remaining $134,714 and $164,187 principal has been classified as long term as of September 30, 2013 and December 31, 2012, respectively.

“Other short-term debt” and “Accrued interest”

During the year ended December 31, 2011, OTLLC was unable to complete a financing deal with a private equity firm that had been expected to provide OTLLC with adequate capital. To fund continuing operations at a reduced level of expenditures, OTLLC received temporary funding from several sources. The Company has since repaid one source in full and the Company’s remaining obligation is included in the table above. During the first and second quarters of 2013, the Company made payments totaling $3,000 and, as of September 30, 2013, $32,000 remained payable. In addition, a vendor previously required that the outstanding accounts payable balance of $287,145 be converted to a promissory note. Such note accrues interest at 10% annually ($63,480 and $42,010 accrued through September 30, 2013, and December 31, 2012, respectively) and is payable upon demand. This note matured on December 15, 2011 and management has engaged in negotiations with the vendor to extend the note or replace it with a new promissory note.

“Short-term advances”

In connection with the Merger, the Company received $2.0 million in proceeds from the private equity offering, issuing 4.0 million shares of common stock, par value $0.001 (along with warrants for the purchase an additional 4.0 million shares of common stock at the current exercise price of $0.50 per share and having a term of five (5) years). In the first nine months of 2013, investors holding certain of the warrants provided the Company with $390,000 in financial support by providing short-term advances to the Company against the exercise of their warrants at a future time of the investors’ choice. The balance of the short-term advances was $390,000 and $0 as of September 30, 2013, and December 31, 2012, respectively. No timing for the exercise of the warrants has been determined.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

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

8. Other Current Liabilities

Other liabilities at September 30, 2013, and December 31, 2012, consist of accrued corporate operating expenses as estimated by management, including accruals for legal, tax preparation and accounting expenses.

9. Notes Payable, Net

At September 30, 2013, notes payable consist entirely of the current portion of the promissory note discussed above in Note 7, “Current Portion of Promissory Notes and Other Short-Term Debt”.

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

Following the Conversion on August 31, 2012, none of the principal and interest of the Notes remained outstanding, but the holders of the Notes retained the detachable warrants to purchase common stock at $0.3125 per share that they had received in connection with their investment in the Notes. The following table shows the number of shares of common stock that would have been issued if all the warrants related to the Notes were exercised as of September 30, 2013 and as of December 31, 2012:

As of September 30, 2013 and December 31, 2012
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

Rent expense relating to the operating lease agreement was $17,777 and $19,791 for the three month periods ended September 30, 2013 and 2012, respectively, and $57,359 and $63,673 for the nine month periods ended September 30, 2013 and 2012, respectively.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

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

As of September 30, 2013, only one of the Company’s employees was covered by employment agreements. In general, the employment agreement contains non-compete provisions ranging from three months to one year following the term of the applicable agreement.

12. Income Taxes

The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities at September 30, 2013 are as follows:

Net operating loss carryforwards	$739,557
Depreciation	(2,375)
Amortization	4,471
Accrued miscellaneous	50,389
FMV warrants adjustment	182,025
Stock option compensation expense	63,468
Interest amortization	33,178
Total current deferred tax asset	1,070,713
Less: Valuation allowance	(1,070,713)
Net current deferred tax asset	$-

The Company has net operating loss carry forwards of approximately $2,175,168 at September 30, 2013, which begin expiring in 2030. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has recorded a valuation allowance for all deferred tax assets at September 30, 2013.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

OTI was taxed in Singapore. All returns for OTI are current. OTI generated substantial tax losses during its existence and therefore received a tax refund of $5,181 in 2011 for estimated taxes paid prior to 2009. No anticipated tax liability existed at September 30, 2013, or December 31, 2012.

OAPS was taxed in Hong Kong. All returns for OAPS are current. OAPS generated substantial tax losses during its existence and no anticipated tax liability existed at September 30, 2013, or December 31, 2012.

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

September 30, 2013

(Unaudited)

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

On January 16, 2013, options for 423,796 shares were granted to employees and consultants for past services rendered, exercisable at $0.3425 per share and 100% vested on the grant date. The expense related to these option grants was $44,320 in the first nine months of 2013.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

At September 30, 2013, there were 4,472,274 options outstanding at an average exercise price of $0.268 per share, consisting of 4,172,274 fully vested options outstanding at an average exercise price of $0.278 per share and 300,000 unvested options outstanding with an average exercise price of $0.125 per share.

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

The Company recognized total compensation expense related to the stock options of $17,157 and $65,278 during the three month periods ended September 30, 2013 and 2012, respectively and $130,695 and $144,457 during the nine month periods ended September 30, 2013 and 2012, respectively. Compensation expense related to stock options is included in selling, general and administrative expenses in the consolidated statement of operations. Total unrecognized compensation expense related to unvested unit options was $10,142 and $46,143 at September 30, 2013, and December 31, 2012, respectively.

The weighted average grant date fair value of share options granted during the three month period ended September 30, 2013 was $0.080 per share.

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

Warrants

On March 12, 2012, as discussed in Note 13 above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In June 2012, the Company fulfilled subscriptions for the issuance of 2,200,000 shares along with warrants having the right to purchase 2,200,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In September 2012, the Company fulfilled subscriptions for the issuance of 1,000,000 shares along with warrants having the right to purchase 1,000,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Also in September 2012, the Company issued to a consultant warrants having the right to purchase 133,335 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Therefore, shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company and issued to consultants through September 30, 2013 are as follows:

	Number of shares potentially issuable	Weighted average exercise price
Balance, December 31, 2012	-	$-

Issued in fulfillment of subscriptions	4,000,000	0.50
Issued to consultant	133,335	0.50
Exercised	-	-

Balance, September 30, 2013	4,133,335	0.50

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

At September 30, 2013, the remaining number of years to expiration and the weighted average term to expiration for the 4,133,335 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

Expiration Date	Number of shares potentially issuable	Remaining years to expiration and weighted average	Fair Value of Warrants (at $0.50 exercise price)

October 26, 2016	200,000	3.07	$107,446
November 1, 2016	50,000	3.09	26,862
December 4, 2016	200,000	3.18	107,446
December 27, 2016	200,000	3.24	107,446
February 13, 2017	50,000	3.38	26,862
February 27, 2017	100,000	3.41	53,723
March 12, 2017	250,000	3.45	134,308
April 4, 2017	150,000	3.51	80,585
April 22, 2017	250,000	3.56	134,308
May 9, 2017	500,000	3.61	268,616
May 14, 2017	1,050,000	3.62	564,094
July 22, 2017	500,000	3.81	268,616
August 30, 2017	500,000	3.92	268,616
August 30, 2017	133,335	3.92	71,632
	4,133,335		$2,220,560

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

At both September 30, 2013 and December 31, 2012, the Company had issued warrants for 8,013,440 shares of common stock to the holders of the Notes (see note 9) and additional warrants for 107,672 shares of common stock to other individuals for a total of 8,121,112 warrants outstanding. Of the warrants outstanding, 42,672 were issued in 2009, exercisable at $0.375 per share and had a weighted average grant date fair value of $0.009. In 2010, 7,768,440 warrants were issued, exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.01. The remaining 310,000 warrants were issued in 2011, also exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.008. The Company uses the modified Black-Scholes model to estimate the fair value of warrants on the date of issuance. Noncash interest expense reflecting the amortization of debt discount related to the warrant issuances of $-0- and $9,599 was recorded for the nine month periods ended September 30, 2013 and 2012, respectively.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

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

16. Going Concern

The Company has accumulated losses from inception through September 30, 2013 of $11,759,151, has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations.

The Company is currently seeking additional capital to fund its operations through the foreseeable future. If capital raising efforts are unsuccessful, discontinuance of operations is likely. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

17. Subsequent Events

The Company has evaluated subsequent events that occurred after September 30, 2013 through November 7, 2013, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations of Oryon Technologies, Inc. and its subsidiaries for the three and nine month periods ended September 30, 2013 and 2012 and its financial condition as of September 30, 2013 and December 31, 2012, should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Comparison of the Quarter ended September 30, 2013 to the Quarter ended September 30, 2012

Gross Profit and Other Revenues

	For the Quarter Ended September 30,
	2013	2012	Change from 2012 to 2013
Revenues	$	$	$	%
Product sales	46,576	13,494	33,082	245.2%
Cost of goods sold	(38,882)	(3,370)	(35,512)	1053.8%
Gross profit	7,694	10,124	(2,430)	-24.0%
Royalty and license fees	-	-	-
Other	-	-	-
Total revenues	7,694	10,124	(2,430)	-24.0%

Gross profit margin	16.5%	75.0%

Product sales for the quarter ended September 30, 2013, increased $33.1 thousand, or 245.2%, to $46.6 thousand for the quarter ended September 30, 2013 from $13.5 thousand for the quarter ended September 30, 2012. Gross profit and total revenues decreased $2.4 thousand to $7.7 thousand, or 24.0%, from $10.1 thousand in the quarter ended September 30, 2012, due to the increase in the cost of goods sold.

Cost of goods sold represented 83.5% of product sales revenues in the third quarter of 2013 as compared to 25.0% in the third quarter of 2012. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders.

Operating Expenses-Overview

Total operating expenses for the quarter ended September 30, 2013, decreased $128.5 thousand, or 29.0%, to $314.6 thousand, from $443.1 thousand in the quarter ended September 30, 2012, as shown in the table below:

	For the quarter ended		For the quarter ended
	September 30, 2013		September 30, 2012		Change
	9/30/2013%		$	%	$	%
Total applications development exp.	63,778	20.3%	61,156	13.8%	2,622	4.3%
Total sales and marketing exp.	31,029	9.9%	46,939	10.6%	(15,910)	-33.9%
Total general and administrative exp.	212,083	67.4%	326,896	73.8%	(114,813)	-35.1%
Depreciation and amortization	7,695	2.5%	8,072	1.8%	(377)	-4.7%
Total operating expenses	314,585	100.0%	443,063	100.0%	(128,478)	-29.0%

The primary reasons for the decrease in total operating expenses are the 35.1% decrease in general and administrative expense and the 33.9% decrease in sales and marketing expense, as discussed below.

Applications Development Expense

	For the Quarter Ended September 30,
	2013	2012	Change from 2012 to 2013
Applications Development Expense	$	$	$	%
Wages	31,566	31,971	(405)	-1.3%
Payroll taxes and benefits	5,170	12,025	(6,855)	-57.0%
Materials, equipment, services	25,017	14,492	10,525	72.6%
Office and overhead	2,025	2,668	(643)	-24.1%
Travel and entertainment	-	-	-
Total applications development exp.	63,778	61,156	2,622	4.3%

NM = Not Meaningful

Total applications development expense increased by $2.6 thousand or 4.3% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, due to the $10.5 thousand increase in materials, equipment and services, partially offset by the $7.3 thousand decrease in wages and the related payroll taxes and benefits. Due to the low level of customer activity in the third quarter of 2012, the materials, equipment, services expenses were very low in that period. By comparison, in 2013, applications activities on behalf of prospective customers increased significantly, resulting in greater expenditures on applications development projects.

Sales and Marketing Expense

	For the Quarter Ended September 30,
	2013	2012	Change from 2012 to 2013
Sales and Marketing Expense	$	$	$	%
Wages	18,000	18,000	-	NM
Payroll taxes and benefits	1,389	3,253	(1,864)	-57.3%
Overhead	5,640	2,148	3,492	162.6%
Outside services	6,000	12,400	(6,400)	-51.6%
Travel and entertainment	-	11,138	(11,138)	-100.0%
Total sales and marketing exp.	31,029	46,939	(15,910)	-33.9%

NM = Not Meaningful

Total sales and marketing expense decreased by $15.9 thousand, or 33.9%, to $31.0 thousand in the 2013 third quarter from $46.9 thousand in the 2012 third quarter, largely due to the reduction of outside public relations services below the level incurred in during 2012.

General and Administrative Expense

	For the Quarter Ended September 30,
	2013	2012	Change from 2012 to 2013
General and Administrative Expense	$	$	$	%
Wages	39,540	70,001	(30,461)	-43.5%
Payroll taxes and benefits	22,033	73,499	(51,466)	-70.0%
Overhead	35,993	31,206	4,787	15.3%
Outside services	106,208	149,201	(42,993)	-28.8%
Travel and entertainment	8,309	2,989	5,320	178.0%
Total general and administrative exp.	212,083	326,896	(114,813)	-35.1%

NM = Not Meaningful

General and administrative expense decreased by $114.8 thousand, or 35.1%, to $212.1 thousand from $326.9 thousand largely due to (a) the $43.0 thousand decrease in outside services expenses, as discussed below, and (b) the decrease in payroll taxes/benefits expense, which decreased $51.5 thousand to $22.0 thousand in the 2013 third quarter from $73.5 thousand in the 2012 third quarter. Most of the decrease in payroll taxes and benefits is attributable to the $48.1 thousand decrease in stock-based compensation expense that was $17.2 thousand in the three months ended September 30, 2013, as compared to $65.3 thousand in the three months ended September 30, 2012.

Outside services expenses decreased $43.0 thousand, or 28.8%, to $106.2 thousand in the quarter ended September 30, 2013 from $149.2 thousand in the quarter ended September 30, 2012, as shown in the table below.

	For the quarter ended		For the quarter ended
	September 30, 2013		September 30, 2012		Change
	$	%	$	%	$	%

Legal expenses	30,159	28.4%	32,481	21.8%	(2,322)	-7.2%
Accounting and audit expenses	21,048	19.8%	26,892	18.0%	(5,844)	-21.7%
Directors' fees and expenses	18,125	17.1%	-	0.0%	18,125	NM
Public relations expenses	3,115	2.9%	-	0.0%	3,115	NM
Consulting	25,433	24.0%	76,847	51.5%	(51,414)	-66.9%
Payroll processing expenses	595	0.6%	564	0.4%	31	5.5%
Banking Fees	118	0.1%	515	0.4%	(397)	-77.1%
Stock transfer agent and filing fees	7,615	7.2%	11,902	8.0%	(4,287)	-36.0%
Total G&A outside services	106,208	100.0%	149,201	100.0%	(42,993)	-28.8%
NM = Not Meaningful

One large component of general and administrative outside services expense is the cost of being a public company, including legal, accounting, SEC filing related costs and stock transfer agent fees. For example, the Company paid no directors’ fees prior to the Merger but initiated the incurrence of directors’ compensation in the last quarter of 2012. In consequence, general and administrative outside services expense for the third quarter of 2013 included $18.1 thousand in directors’ fees and expenses as compared to no such costs in the comparable quarter of the prior year. Since the Closing of the Merger on May 4, 2012, the legal expenses have increased over the pre-Merger period due to the regulatory filings that the Company has made in connection with its current operational and financing activities. In the third quarter of 2012, the Company incurred somewhat higher accounting costs as staff and management made the Company’s initial public company filings. The accounting and audit expenses incurred in the third quarter of 2013 are more representative of the costs related to the regular quarterly review by independent public accountants.

An additional reason for the decrease in outside services in the third quarter of 2013 as compared to the third quarter of 2012 is the $51.4 thousand decrease in consulting costs. In connection with the Closing of the Merger, the Company paid an independent financial advisor $45.1 thousand for services in the third quarter of 2012. Excluding this cost, other consulting costs of $31.8 thousand for the three months ended September 30, 2012 were $6.3 thousand greater than in the comparable period in 2013. At the Closing Date, one former senior executive’s status changed from being an employee to being an independent consultant to the Company, resulting in $13.3 thousand in expense for the consulting compensation to the individual during the three months ended September 30, 2013 (the contract expired August 31, 2013, so only there were only two months of expense), whereas his consulting compensation was $22.5 thousand for the three months included in the period ended September 30, 2012.

Other Income (Expense)

Interest Expense: Interest expense decreased $58.8 thousand, or 85.6%, to $9.9 thousand for the three months ended September 30, 2013, from $68.7 thousand in the three months ended September 30, 2012. The principal reason for the decrease in interest expense was the conversion of the convertible notes payable on August 31, 2012, so that in the third quarter of 2013 the Company incurred no interest expense or amortization of debt discount on the convertible notes as compared to two full months of such expenses incurred in the third quarter of 2012.

	For the quarter ended		For the quarter ended
	September 30, 2013		September 30, 2012		Change
	$	%	$	%	$	%

Interest expense on convertible notes payable	-		21,962	32.0%	(21,962)	NM
Interest expense on promissory notes and short-term debt	9,904	100.0%	7,217	10.5%	2,687	37.2%
Amortization of debt discount related to warrants	-		3,294	4.8%	(3,294)	NM
Amortization of debt discount-beneficial conversion feature
on the Series C-1 convertible notes payable	-		36,249	52.8%	(36,249)	NM
Total interest expense	9,904	100.0%	68,722	100.0%	(58,818)	-85.6%

NM = Not Meaningful

Taxes

Since the Company’s operating subsidiary, OTLLC, is a limited liability company and, as such, does not accrue or pay income taxes, the Company has not reported income taxes for periods prior to the Closing Date. For the quarter ended September 30, 2013, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred subsequent to the Merger.

Comparison of the Nine months ended September 30, 2013 to the Nine months ended September 30, 2012

Gross Profit and Other Revenues

	For the Nine Months Ended September 30,
	2013	2012	Change from 2012 to 2013
Revenues	$	$	$	%
Product sales	99,559	46,504	53,055	114.1%
Cost of goods sold	(48,484)	(26,498)	(21,986)	83.0%
Gross profit	51,075	20,006	31,069	155.3%
Royalty and license fees	-	-	-
Other	-	-	-
Total revenues	51,075	20,006	31,069	155.3%

Gross profit margin	51.3%	43.0%

Product sales increased $53.1 thousand, or 114.1%, to $99.6 thousand for the nine months ended September 30, 2013 from $46.5 thousand for the nine months ended September 30, 2012. Gross profit and total revenues increased $31.1 thousand to $51.1 thousand, or 155.3%, from $20.0 thousand in the nine months ended September 30, 2012, due to both the increase in product sales and the increase in gross profit on product sales resulting from a decrease in the cost of goods sold as a percentage of product sales.

Cost of goods sold represented 48.7% of product sales revenues in the first nine months of 2013 as compared to 57.0% in the first nine months of 2012. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders.

Operating Expenses-Overview

Total operating expenses for the nine months ended September 30, 2013, decreased $246.8 thousand, or 18.4%, to $1,095.6 thousand, from $1,342.4 thousand in the nine months ended September 30, 2012, as shown in the table below:

	For the nine months ended		For the nine months ended
	September 30, 2013		September 30, 2012		Change
	$	%	$	%	$	%
Total applications development exp.	235,171	21.5%	208,599	15.5%	26,572	12.7%
Total sales and marketing exp.	86,816	7.9%	122,564	9.1%	(35,748)	-29.2%
Total general and administrative exp.	750,283	68.5%	979,017	72.9%	(228,734)	-23.4%
Depreciation and amortization	23,362	2.1%	32,209	2.4%	(8,847)	-27.5%
Total operating expenses	1,095,632	100.0%	1,342,389	100.0%	(246,757)	-18.4%

The primary reason for the decrease in total operating expenses is the 23.4% decrease in general and administrative expense, as discussed below.

Applications Development Expense

	For the Nine Months Ended September 30,
	2013	2012	Change from 2012 to 2013
Applications Development Expense	$	$	$	%
Wages	100,278	130,651	(30,373)	-23.2%
Payroll taxes and benefits	17,279	30,984	(13,705)	-44.2%
Materials, equipment, services	103,954	40,833	63,121	154.6%
Office and overhead	13,660	6,131	7,529	122.8%
Travel and entertainment	-	-	-
Total applications development exp.	235,171	208,599	26,572	12.7%

Total applications development expense increased by $26.6 thousand or 12.7% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, due to (a) the $63.1 thousand increase in materials, equipment, services expenses partially offset by (b) the $30.4 thousand decrease in wages along with the related $13.7 thousand decrease in payroll taxes and benefits. Due to the low level of customer activity in the first nine months of 2012, the materials, equipment, services expenses were very low in that period. By comparison, in 2013, applications activities on behalf of prospective customers increased significantly, resulting in greater expenditures on applications development projects.

Sales and Marketing Expense

	For the Nine Months Ended September 30,
	2013	2012	Change from 2012 to 2013
Sales and Marketing Expense	$	$	$	%
Wages	54,000	48,000	6,000	12.5%
Payroll taxes and benefits	4,185	5,548	(1,363)	-24.6%
Overhead	13,561	12,289	1,272	10.4%
Outside services	7,000	32,400	(25,400)	-78.4%
Travel and entertainment	8,070	24,327	(16,257)	-66.8%
Total sales and marketing exp.	86,816	122,564	(35,748)	-29.2%

Total sales and marketing expense decreased to $86.8 thousand in the first nine months of 2013 from $122.6 thousand in the first nine months of 2012. The decrease of $35.7 thousand or 29.2% is largely due to the $25.4 thousand decrease in outside services expenses. The $6.0 increase in wages is the result of increased pay for sales personnel in the first nine months of 2013.

General and Administrative Expense

	For the Nine Months Ended September 30,
	2013	2012	Change from 2012 to 2013
General and Administrative Expense	$	$	$	%
Wages	179,538	269,395	(89,857)	-33.4%
Payroll taxes and benefits	128,885	160,492	(31,607)	-19.7%
Overhead	104,477	117,598	(13,121)	-11.2%
Outside services	327,387	426,241	(98,854)	-23.2%
Travel and entertainment	9,996	5,291	4,705	88.9%
Total general and administrative exp.	750,283	979,017	(228,734)	-23.4%

General and administrative expense for the first nine months of the year decreased by $228.7 thousand, or 23.4%, to $750.3 thousand from $979.0 thousand largely due to (a) the $98.9 thousand decrease in outside services expenses, as discussed below, and (b) the $89.9 decrease in wages along with the related $31.6 decrease in payroll taxes and benefits.

Outside services expenses decreased $98.9 thousand, or 23.2%, to $327.4 thousand in the nine months ended September 30, 2013 from $426.2 thousand in the nine months ended September 30, 2012, as shown in the table below.

	For the nine months ended		For the nine months ended
	September 30, 2013		September 30, 2012		Change
	$	%	$	%	$	%

Legal expenses	72,998	22.3%	175,069	41.1%	(102,071)	-58.3%
Accounting and audit expenses	45,432	13.9%	76,440	17.9%	(31,008)	-40.6%
Directors' fees and expenses	74,176	22.7%	-	0.0%	74,176	NM
Public relations expenses	3,115	1.0%	5,000	1.2%	(1,885)	-37.7%
Consulting	82,758	25.3%	149,559	35.1%	(66,801)	-44.7%
Payroll processing expenses	1,813	0.6%	2,083	0.5%	(270)	-13.0%
Banking Fees	632	0.2%	1,920	0.5%	(1,288)	-67.1%
Stock transfer agent and filing fees	46,462	14.2%	16,170	3.8%	30,292	187.3%
Total G&A outside services	327,386	100.0%	426,241	100.0%	(98,855)	-23.2%
NM = Not Meaningful

One primary component of general and administrative outside services expense is the cost of being a public company, including legal, accounting, directors’ fees, SEC filing related costs and stock transfer agent fees. For example, the Company paid no directors’ fees prior to the Merger but initiated the incurrence of directors’ compensation in the last quarter of 2012. In consequence, general and administrative outside services expense for the first nine months of 2013 included $74.2 thousand in directors’ fees and expenses as compared to no such costs in the first nine months of 2012. In the first nine months of 2012, significant legal expenses were incurred in the process of the Merger and the Closing. As a result, the legal expenses in the first nine months of 2012 were of $175.1 thousand, an amount $102.1 thousand greater than the $73.0 thousand in legal expenses incurred in the first nine months of 2013. Also, in the first nine months of 2012, the Company incurred unusually high accounting costs related to the completion of the audit of fiscal years 2010 and 2011 that was necessary to consummate the Merger. The accounting and audit expenses incurred in the first nine months of 2013 are more representative of the costs related to the regular quarterly review by independent public accountants. Stock transfer agent fees and SEC regulatory filing costs were $46.5 thousand in 2013 as compared to $16.2 thousand incurred in 2012. In 2013 the Company incurred the cost preparing and filing both a Form 10-K (for the year ended 2012) and a Form 10-Q (for the quarter ended March 31, 2013), but incurred no comparable costs in 2012 because in 2012 those costs were incurred prior to the Merger and therefore not reportable by the Company.

An additional reason for the decrease in outside services in the first nine months of 2013 as compared to the first nine months of 2012 is the $66.8 thousand decrease in consulting costs. In connection with the Closing of the Merger, the Company paid an independent financial advisor $82.6 thousand for services during the nine months ended September 30, 2012. Excluding this cost, the other consulting costs of $67.0 thousand incurred during the nine months ended September 30, 2012 were relatively unchanged at $69.4 thousand for the comparable period in 2013. At the Closing Date, one former senior executive’s status changed from being an employee to being an independent consultant to the Company, resulting in $53.3 thousand in expense (consisting of both paid and accrued amounts) for the consulting compensation to the individual during the nine months ended September 30, 2013 (the contract expired August 31, 2013), whereas his consulting compensation was $37.5 thousand for the five months in the period between the Closing and September 30, 2012. Prior to the Closing, his compensation was reported as general and administrative wages expense.

Other Income (Expense)

Interest Expense: Interest expense decreased $228.6 thousand, or 88.9%, to $28.5 thousand for the nine months ended September 30, 2013, from $257.1 thousand in the nine months ended September 30, 2012. The principal reason for the decrease in interest expense was the conversion of the convertible notes payable on August 31, 2012, so that in the first nine months of 2013 the Company incurred no interest expense or amortization of debt discount on the convertible notes as compared to eight full months of such expenses incurred in the first nine months of 2012 (through August 31, 2012).

	For the nine months ended		For the nine months ended
	September 30, 2013		September 30, 2012		Change
	$	%	$	%	$	%

Interest expense on convertible notes payable	-		86,429	33.6%	(86,429)	NM
Interest expense on promissory notes and short-term debt	28,461	100.0%	21,691	8.4%	6,770	31.2%
Amortization of debt discount related to warrants	-		12,893	5.0%	(12,893)	NM
Amortization of debt discount-beneficial conversion feature
on the Series C-1 convertible notes payable	-		136,074	52.9%	(136,074)	NM
Total interest expense	28,461	100.0%	257,087	100.0%	(228,626)	-88.9%
NM = Not Meaningful

Taxes

Since the Company’s operating subsidiary, OTLLC, is a limited liability company and, as such, does not accrue or pay income taxes, the Company has not reported income taxes for periods prior to the Closing Date. For the nine months ended September 30, 2013, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred subsequent to the Merger.

Liquidity and Capital Resources

The Company does not have sufficient cash on hand to meet its current obligations and anticipated cash requirements. See Notes 13, 16 and 17 to Notes to the Consolidated Financial Statements. Not including capital expenditures and costs directly related to revenue generating projects, operating expenditures are expected to range between $125,000.00 and $150,000.00 per month. Management anticipates that an additional $1,500,000 to $4,000,000 will be necessary to fund operations and provide adequate working capital for the next twelve to twenty-four month period subsequent to the date of this report. The Company does not currently have any material commitments for capital expenditures as of the end of the current period.

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

Sources and uses of funds

As of September 30, 2013, Oryon had cash and equivalents on hand of $9.4 thousand, and negative working capital of $1,464.3 thousand. Management of the Company recognizes that its cash on hand and working capital will not be sufficient to meet its anticipated cash requirements in the near term and is actively seeking additional capital funding. Any failure to secure additional financing would limit the Company’s ability to continue as a going concern and force management to modify the business strategy.

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

Net cash used in operating activities for the nine months ended September 30, 2013 decreased by $614.7 thousand to a use of $556.2 thousand, as compared to a use of $1,170.9 thousand for the nine months ended September 30, 2012. The primary reason for the reduced cost was the improvement in operating results with a net loss of $1,073.0 thousand in the first nine months of 2013 as compared to a net loss of $2,123.3 thousand in the first nine months of 2012, an improvement of $1,050.3 thousand. The conversion of the Series C Notes in August 2012 eliminated noncash interest expense subsequent to that date, so the noncash interest expense in the first nine months of 2012 was $234.6 thousand higher than the $21.5 thousand noncash interest expense in the first nine months of 2013. In addition, the combined net change in operating assets and liabilities provided cash of $341.3 thousand in the nine months ended September 30, 2013 as compared to using cash of $39.3 thousand in the nine months ended September 30, 2012, an increase in operational cash provided of $380.6 thousand. This increase is primarily due to (a) the comparative net increase of $127.4 thousand in deferred compensation, including directors’ fees, and (b) the comparative net increase of $247.5 thousand in accounts payable. In the nine months ended September 30, 2013, the accounts payable increased by $220.1 thousand as compared to a reduction of $27.4 thousand during the comparable period in 2012, a comparative net change of $247.5 thousand in cash provided. The increase in accounts payable in the first nine months of 2013 was largely due to legal and accounting costs related to meeting the year-end regulatory requirements and to an increase in inventory related to customer projects in progress.

Net cash provided by (used in) investing activities

There was no net cash provided by (used in) investing activities in the first nine months of 2013 and only $6.8 thousand used in the first nine months of 2012 for the purchase of equipment.

Net cash provided by financing activities

Net cash provided by financing activities in the first nine months of 2013 was $396.0 thousand as compared to $1,664.0 thousand in the first nine months of 2012. In connection with the Merger in 2012, the Company received $2.0 million in proceeds from the private equity offering, issuing 4.0 million shares of common stock, par value $0.001 (along with warrants for the purchase an additional 4.0 million shares of common stock at the current exercise price of $0.50 per share and having a term of five (5) years). A total of $2,000.0 thousand was received in the first nine months of 2012. In the first nine months of 2013, investors holding certain of the warrants provided the Company with short-term advances of $390.0 thousand in financial support against the exercise of their warrants at a future time of the investors’ choice. Such investors have not determined the timing for the exercise of the warrants.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table outlines payments due under the Company’s significant contractual obligations over the periods shown, exclusive of interest, as of September 30, 2013:

Payments Due by Period
Contractual Obligations at September 30, 2013	Less than One Year	One to Three years	Three to Five Years	More Than Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	118,746	-	-	197,910
Long-term debt obligations	-	134,714	-	-	134,714
Capital expenditure obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term obligations	-	-	-	-	-

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined under the Exchange Act and the Sarbanes-Oxley Act of 2002 (“SOX”) Section 404(a). Based on this evaluation, we concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective. This conclusion was based on the existence of material weakness as discussed below. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The Company will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so. With the planned increase in administrative staff, the segregation of duties issue will be addressed in part and internal control will be significantly improved. The Audit Committee appointed subsequent to the Closing of the Merger has directed management to develop a written policy manual outlining the duties of each of the officers and staff of the Company to facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

___________

•	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORYON TECHNOLOGIES, INC.
(Registrant)

Date: November 7, 2013	By: /s/ Thomas P. Schaeffer
Thomas P. Schaeffer Chief Executive Officer and Director

Date: November 7, 2013	By: /s/ Mark E. Pape
Mark E. Pape Chief Financial Officer, Chief Accounting Officer, Secretary and Director

