Form 10-K
period 2013-12-31
Oryon Technologies, Inc.
filed 2014-03-07
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 7, 2014, there were 252,333,438 shares of common stock, par value $0.001 per share, outstanding.

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

In 2008, Oryon granted a license to a Fortune 100 company in the field of occupational safety, spent over a year developing and qualifying Elastolite® and the Elastolite® electronic system for apparel with a leading global sports apparel with the company’s advanced innovation team for product launch in 2009-10, and received the first volume production order from them in 2009. Further, Oryon produced light for costumes used by Disney in the December 2010 3-D release of the movie Tron Legacy, established a relationship with Disney Consumer Products (“DCP”) and has worked with a leading U.S. department store as well as Adidas, Puma and Under Armour, among others, in the development of lit products. However, without sufficient funding to be able to deliver Elastolite® to fulfill large orders, Oryon did not aggressively pursue major transactions with such customers. As a result of the completed Merger (defined below), the Company had capital resources to develop additional product applications utilizing the Company’s most updated technology and techniques, although additional capital will be required to enable the Company to fulfill large orders that might result from such re-engagement.

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

To accomplish the above, Oryon raised capital through the issuance of convertible notes primarily to angel investors, raising investment capital of $888,000 in late 2008 and 2009, $1,000,000 in December 2009 and early 2010, and $560,000 in 2011. The merger with the Registrant and access to the public financing market did not provide sufficient capital to permit Oryon to successfully launch Elastolite®, but permitted the Company to continue to build upon the experience and customer relationships developed during the years 2008-2011.

During 2012 and 2013, the Company continued to develop customer relationships, create samples on behalf of customers and further refine its technology. The Company remained under-capitalized and was continuously seeking additional financing to enable it to commercially launch its products. In October 2013, the Company was approached by EFL Tech B.V. (“EFL Tech”), a Netherlands corporation with existing business activities in the EL industry. EFL Tech proposed a transaction that would provide the Company with $1.5 million in equity financing and other valuable consideration, including equipment, a royalty-free license for all of EFL Tech’s existing patents and business relationship support. The Company entered into a subscription agreement with EFL Tech on January 21, 2014, as more fully described in Note 18 “Subsequent Events” to the Financial Statements. Upon completion of the transaction with EFL Tech, the Company will be in a stronger position to license its technology, as well as EFL Tech’s technology, in international markets and to develop commercially-viable applications for its technology. The Company will need to significantly increase revenues or obtain additional financing to be able to continue as a going concern through the 2014 calendar year.

Background of Merger Transaction

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

Previously, Oryon owned100% of Oryon Technologies International Pte, Ltd. (“OTI”), a company organized under the laws of Singapore that was liquidated in November 2012. The operations of OTI were not material to Oryon. OTI was officially deregistered in Singapore on November 6, 2012. In addition, Oryon owned 51% of Oryon Asia Pacific Safety, Ltd. (“OAPS”), a company organized under the laws of Hong Kong that was liquidated in 2013. The operations of OAPS were not material to Oryon.

In summary, although there are various subsidiaries and affiliates currently in existence, the Registrant has only one subsidiary—Oryon. At Closing, Oryon was merged into Merger Sub, which had no corporate purpose other than to serve as the merger receptacle facilitating the transaction.

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

Oryon is actively working with leading companies in their respective fields in apparel, textiles and gear and selectively re-engaging the companies mentioned above. Oryon will attempt to both grow and leverage these relationships. Product development time cycles with the larger global companies ranges between 12 and 18 months and with the smaller companies in a 6 to 8 month time cycle. Oryon will build a marketing, sales and customer service team in addition to application engineering and research and development teams that will both service and exploit existing customers and develop and manage new prospects and projects within each segment of the apparel and textile market it undertakes. Oryon currently has five people engaged in its engineering and research and development team and plans to add incremental personnel as the client base increases. At present, Oryon’s marketing, business development and customer service is conducted primarily by the Company’s chief executive officer, with the assistance of the engineering and research team, and Oryon plans to hire several additional people as the customer base is expanded.

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

Membrane Switches, Gauges and Keypads: The primary applications in this target segment include appliances, remote controls, telecom equipment, medical instrumentation, industrial controls, gauges of all types and keypads. To obtain revenues from this target segment, Oryon would have to hire marketing and sales management to work directly with large customers in these markets and manage the contract sales organizations that Oryon would utilize that are regionally focused and have existing channels and relationships that Elastolite® technology can leverage, complement and extend.

Compression and In-Molded Products: To Oryon’s knowledge, Elastolite® is the only lamp technology that has been successfully in-molded. The success of this experiment opens up multiple applications such as lit cell phone cases, toys, in-molded lit keypads and decorative molding on many products. Oryon will actively continue its development of this technology for commercialization and launch the new technology as soon as traction is built in apparel and textiles.

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

Advantages of Elastolite®

Oryon’s Elastolite® is advantageously positioned alongside other lighting technologies such as traditional EL and light emitting diode (“LED”) technology. Oryon believes Elastolite® offers multiple advantages over existing light technologies such as:

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

Intellectual Property

Oryon’s intellectual property (“IP”) position has provided the company with a strong competitive position. As of December 31, 2013, Oryon had 57 patents considered by management to be material, including 18 U.S. patents (all issued and none pending) and 39 international patents (32 issued and 7 pending). Oryon’s core patents are not related directly to specific products, but instead relate to technical processes, manufacturing methods, materials and other aspects of Oryon’s Elastolite® technology, including, for example, producing a lamp in a membranous form, the use of UV cured inks in a membranous lamp, construction of a lit membrane switch through a continuous printing methodology and others related to the manufacturing or construction of the lamps. Oryon has two biometric patents that Oryon management believes, when they are developed, will permit the launch of multiple, high volume, cost effective biometric applications. The following table lists Oryon’s patents, both issued and pending, the jurisdictions in which they were filed, the dates issued and the expiration dates.

Name	Jurisdiction	Issue Date or Pending	Expiration Date
Addressable PTF Receptor for Irradiated Images (Biometrics)	US	08/30/2005	12/21/2021
Addressable PTF Receptor for Irradiated Images (Biometrics)	Germany	04/10/2013	12/21/2021
Alerting System Using Elastomeric EL Lamp Structure	US	08/07/2001	12/30/2016
Alerting System Using Elastomeric EL Lamp Structure	Taiwan	04/15/2002	01/11/2021
Deployment of EL Structures on Porous or Fibrous Substrates	US	04/22/2003	05/30/2016
Elastomeric EL Lamp on Apparel	US	10/30/2001	10/15/2018
Elastomeric Electroluminescent Lamp	US	01/05/1999	12/30/2016
Elastomeric Electroluminescent Lamp	South Korea	08/21/2001	12/22/2017
Elastomeric Electroluminescent Lamp	Australia	03/22/2001	12/22/2017
Elastomeric Electroluminescent Lamp	Belgium	06/02/2010	12/22/2017
Elastomeric Electroluminescent Lamp	France	06/02/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Great Britain	06/02/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Italy	06/02/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Netherlands	06/02/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Canada	03/29/2005	12/22/2017
Elastomeric Electroluminescent Lamp	Germany	06/02/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Spain	06/02/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Hong Kong	10/29/2010	12/22/2017
Elastomeric Electroluminescent Lamp	Mexico	10/8/2003	12/22/2017
Electroluminescent Lamp Membrane Switch (Continuation)	US	03/06/2007	06/09/2025
Electroluminescent Lamp Membrane Switch (Continuation)	China	05/26/2010	04/06/2026
Electroluminescent Lamp Membrane Switch	US	05/23/2006	06/09/2025
Electroluminescent Lamp Membrane Switch (CIP)	US	02/17/2012	06/14/2026
Electroluminescent Lamp Membrane Switch (CIP)	China	06/05/2012	06/06/2027
Electroluminescent Lamp Membrane Switch (CIP)	Hong Kong	01/25/2013	06/06/2027
Electroluminescent Lamp Membrane Switch (CIP)	Taiwan	04/03/2013	06/12/2027
Electroluminescent Lamp Membrane Switch (CIP)	EU	Pending	06/07/2027
Electroluminescent System in Monolithic Structure	US	01/05/1999	05/30/2016
Electroluminescent System in Monolithic Structure	Spain	07/14/2004	05/29/2017
Electroluminescent System in Monolithic Structure	Great Britain	07/14/2004	05/29/2017
Electroluminescent System in Monolithic Structure	Germany	07/14/2004	05/29/2017
Electroluminescent System in Monolithic Structure	Hong Kong	12/24/2004	05/29/2017
Irradiated Images Described by Electrical Contact	US	07/18/2000	06/08/2018
Irradiated Images Described by Electrical Contact	Singapore	11/28/2003	06/08/2019
Irradiated Images Described by Electrical Contact	Taiwan	05/01/2003	12/02/2019
Irradiated Images Described by Electrical Contact	Canada	05/19/2009	06/08/2019
Irradiated Images Described by Electrical Contact	Japan	05/14/2010	06/08/2019
Irradiated Images Described by Electrical Contact	South Korea	06/14/2006	06/08/2019
Membranous EL System in UV-Cured Urethane Envelope	US	04/06/2004	10/10/2021
Membranous EL System in UV-Cured Urethane Envelope	China	04/11/2007	10/10/2021
Membranous EL System in UV-Cured Urethane Envelope	EU	Pending	10/10/2021
Membranous EL System in UV-Cured Urethane Envelope	Taiwan	01/07/2004	10/11/2021
Membranous EL System in UV-Cured Urethane Envelope	Japan	04/15/2011	10/10/2021
Membranous Monolithic EL Structure with Urethane Carrier	US	02/24/2004	10/10/2021
Membranous Monolithic EL Structure with Urethane Carrier	Japan	09/26/2008	10/10/2021
Membranous Monolithic EL Structure with Urethane Carrier	Taiwan	01/13/2004	10/11/2021
Membranous Monolithic EL Structure with Urethane Carrier	China	05/23/2007	10/10/2021
Method of Construction of Elastomeric EL Lamp	US	08/07/2001	12/30/2016
Method of Construction of Elastomeric EL Lamp	China	04/09/2008	10/15/2019
Method and Apparatus for Illuminating a Key Pad	US	11/30/2004	06/08/2020
Method for Constructing EL System in Monolithic Structure	US	11/09/1999	05/30/2016
PTF Touch Enabled Image Generator	US	08/12/2003	06/08/2018
UV-Curable Inks for PTF Laminates (Including Flexible Circuitry)	China	11/08/2006	06/19/2022
Highly Transmissive Electroluminescent Lamp	US	01/31/2012	12/12/2026
Translucent Layer including Metal/Metal Oxide	US	07/17/2001	10/15/2018
Flexible Interconnect Circuitry System	US	Pending

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

To ensure that Elastolite® and the products in which Elastolite® is used is of the highest quality and standards, Oryon has established and continues to implement quality control systems and procedures at all levels of product development, design and manufacturing regardless of the customer or the factory in which it is produced. Some of the procedures pertain to the following:

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

	Elastolite®	Traditional EL	LED
Temperature	Cool	Cool	Warm
Lighting	Uniform	Uniform	Point
Thickness	Ink Layer	Ink Layer +	Surf. Mount
Flexibility	Rubber- Like	Semi-Rigid	Rigid
Water Resistant	Yes	No	No
Moldable	Yes	No	No

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

Management of Oryon believes that Elastolite® should be the light of choice where high-quality uniform lighting is required that needs to be thin, malleable, washable and durable when exposed to multiple stresses. It is not the light of choice for all applications. Traditional EL and LEDs may be preferred when used in non-stressed environments where brightness is needed. LEDs can be cheaper to use than Elastolite® where quality of light is not paramount. In addition, traditional EL presently requires less power than Elastolite® to achieve the same brightness, although Elastolite’s increased power demands permit applications with the same brightness, but with increased malleability, which is one of Elastolite’s differentiating characteristics. One of Oryon’s research objectives is the reduction in power demanded by Elastolite® while maintaining its increased malleability. LEDs can be used in full color active displays whereas neither Elastolite® nor traditional EL can presently be used in this manner. Nevertheless, the management of Oryon is not aware of any significant competitors utilizing LEDs or traditional EL for stressed applications such as apparel where we are focusing our marketing efforts.

To the extent that Oryon pursues applications in non-stressed uses such as keypad backlighting or similar uses, management views the Company’s competition to consist of other light sources or technologies, such as traditional EL, LEDs, fiber optics or organic light-emitting diodes (OLED). Oryon has focused on target markets where it has significant advantages relative to these other technologies. Oryon views competitors in many of its market segments as potential customers because Elastolite® can offer solutions that are complementary to competitors’ existing applications. Traditional EL is a limited market, therefore no dominant player exists. There are many small companies in the field. Some of the leading players in the field include Rogers Corporation, Hansung, Planar, EL Korea and DuPont. Newer entrants include Lyttron (subsidiary of Bayer), Salux and others that may have pursued alternative EL technologies; however, Oryon is not aware of any market traction related to a competitive technology.

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

•	Motorola, in building a state-of-the-art icon cell phone beginning in 2002, wanted the phone to be both thin and provide uniform lighting in the keypad. Without adding a multiplicity of LED’s, uniform light would be hard to achieve as the LED could not be placed directly under the keypad and even if it were, the tactile feel of the keypad would be lost. Further, Elastolite®, being extremely thin, helped the overall objective of thinness of the cell phone. Traditional EL was not practical to use. Although it was thin, and even flexible, it was neither malleable nor durable. It would not wear satisfactorily and the tactile feel would be lost. The solution was Elastolite®. Through the end of its product life in 2008, over 100,000,000 Razr cell phones were produced using Oryon’s Elastolite® technology.

•	Outdoor Apparel and Occupational Safety Clothing and Gear: Lighted clothing in the past, although possible, was either impractical, difficult to wear, not cost effective or not suited for an outdoor environment or for washing. Elastolite® eliminated these obstacles. Being washable, malleable, durable and friendly to outdoor environments, it developed clothing applications that were market tested and validated. As a result of the information learned from these tests, Oryon was able to refine Elastolite® and its electronic system to where a Fortune 500 company and a leading sports apparel company, integrated it into a product for retail introduction in late fall/winter 2009-10. In addition, the world’s leading company in reflective materials and office products, a Fortune 100 company, licensed in December 2008 the use of Elastolite® to integrate with their existing product mix. That license remains in effect, although the licensee has made no sales under the license.

Elastolite® caters to multiple multi-billion dollar companies and markets. The above are just a few examples of these markets. The premier markets for Elastolite® include:

• Outdoor Apparel, Textiles and Gear	• Gauges

• Occupational Safety Apparel and Products	• Lit bicycles and Motorbikes

• Keypads and Membrane Switches	• Carpet Runners
• In-Molded and Compression Molded Products	• Household Appliances • Microwaves • Air Conditioning Units, Etc.
• Automotive and Marine • Dashboards and Controls • Decorative • Safety	• Security Systems

• Costumes	• Outdoor Advertising and Displays

• Point of Sale	• Outdoor Equipment

• Decorative Floorings	• Military

• Toys and Games	• Multiple Miscellaneous Applications

Seasonality

Elastolite® is global in usage and its seasonality is dependent on the applications to which it becomes attached. As an example, many outdoor utilitarian products, although used year round, will achieve their highest outdoor utility during periods of the greatest and longest darkness; fall through spring. Some products such as toys and decorations will reach their highest consumer consumption during the Christmas holiday season. Other applications, such as military and automotive uses, have no seasonality.

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

Employees

Oryon has two full-time employees. Occasionally, Oryon engages temporary part-time workers or consultants to assist in the completion of specific assignments or projects. All full-time employees are offered the opportunity to receive healthcare benefits. No employees are covered by collective bargaining agreements. Certain management employees of Oryon have employment agreements with individually customized terms. Oryon has an equity incentive plan and all Oryon employees are eligible for grants under that plan.

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

Oryon has limited revenues and we anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate additional revenue or receive additional investment to continue operations. In 2013 and 2012, Oryon had losses of approximately $1.4 million and $2.6 million, respectively. Based on our current internal forecast, we anticipate that we will continue to incur losses through the year ending December 2014.

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

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended December 31, 2013.

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

Historically, disruptions in the current global credit and financial markets have included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, manufacturers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If uncertain economic conditions occur, our business and results of operations could be materially and adversely affected.

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

We are subject to manufacturing risks.

We intend to use contract manufacturers for a majority of our production volumes. There can be no assurance that contract arrangements will be finalized or maintained at cost levels that will insure we achieve the necessary gross margin to attain profitability. Any interruption in the manufacturing capacity or production of contract manufacturers would impact their ability to complete orders under contract terms or accept new orders and could have a negative impact on our sales and financial viability.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially and adversely affect our reputation, financial condition and the value of our securities.

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

Pursuant to our Articles of Incorporation, we currently have 600,000,000 shares of common stock authorized and 50,000,000 shares of preferred stock authorized. As of December 31, 2013, we had 62,660,778 shares of common stock issued and outstanding and up to an additional 18,151,721 shares issuable upon exercise of outstanding options and warrants. In January 2014, we issued an additional 104,538,789 shares in connection with a transaction, bringing the total shares of common stock issued and outstanding to 167,199,567. The subscription agreement with EFL Tech requires the Company to issue an additional 214,966,748 shares of common stock by March 31, 2014, resulting in 382,166,315 shares of common stock issued and outstanding with a potential of 400,318,036 fully diluted shares issued. As a result, our board of directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which, if issued, could cause substantial dilution to our existing stockholders. In addition, we may elect to issue preferred stock or other securities in the future having rights and preferences greater to our common stock. Our Articles of Incorporation provide that the Board may designate the rights and preferences of preferred stock without a vote by the shareholders.

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

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144. In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

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

The SEC approved listing standards for companies using reverse mergers to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse merger company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE MKT (formerly NYSE-Amex) or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financials. We would be required to maintain a minimum $4 share price ($2 or $3 for NYSE MKT) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct a public offering in the foreseeable future. In order for the minimum stock price requirement to not apply, we must satisfy the one year trading requirement and file at least four (4) annual reports with the SEC after the Merger. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None.

ITEM 2.—PROPERTIES

The Registrant’s executive office and development facility is located at 4251 Kellway Circle, Addison, Texas 75001. The rent for this property is $6,597 per month. The Registrant’s main telephone number is: (214) 267-1321 and its fax number is (214) 267-1303. The Registrant’s website is located at http://elastolite.com.

ITEM 3.—LEGAL PROCEEDINGS

Marcus v. Oryon, et. al.

On February 6, 2014, M. Richard Marcus (the “Plaintiff”) filed a lawsuit against Oryon Technologies, Inc. (“Oryon”) and certain of its subsidiaries and directors, and EFL Tech B.V. (“EFL”) and an affiliate (collectively, the “Defendants”), in the District Court for Dallas County, Texas (the “Court”), alleging a breach of fiduciary duty, inducement of breach of fiduciary duty, minority shareholder oppression, breach of promissory note, and tortious interference with contract, in connection with the transaction between Oryon and EFL that is described in Oryon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2014 (the “EFL Transaction”). The Plaintiff is the former Chief Executive Officer, President and Chairman of the Board of OryonTechnologies, LLC, having relinquished those positions upon the closing of the Merger (as that term is defined in Part II, Item 5, Initial Public Offering) on May 4, 2012.

In the lawsuit, the Plaintiff seeks monetary damages, and a temporary restraining order, temporary injunction and permanent injunction that would, inter alia, restrain the Defendants from: (i) closing the second and third tranches (as required by the Subscription Agreement between the parties) pursuant to which EFL would contribute $500,000 to Oryon in exchange for shares of common stock that would increase EFL’s ownership stake in Oryon to 75% of Oryon’s fully diluted common stock, and allow EFL to nominate three additional directors to Oryon’s Board of Directors; (ii) acting under the Subscription Agreement, License Agreement, Equipment Lease Agreement, or the Business Relationship Agreement that are part of the EFL Transaction; and (iii) dissipating the assets of Oryon.

The Plaintiff also alleges that Oryon breached a promissory note held by Plaintiff which accelerates the full amount of principal and interest of due thereunder, in the amount of approximately $68,000.

At a hearing held on February 6, 2014, the Court denied the Plaintiff’s motion for a temporary restraining order.

After a hearing before the Court held on February 14 and 19, 2014, the Court entered an Order on February 20, 2014:

1. Denying Plaintiff’s request for a Temporary Injunction; and

2. Ordering that Plaintiff shall not obstruct or interfere with the Defendants’ continuing operations and transactions.

Oryon intends to vigorously defend against the foregoing action.

Myant v. Oryon, et. al.

On January 3, 2014, Myant Capital Partners filed a lawsuit against Oryon Technologies, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, alleging that Oryon breached an exclusivity agreement and a non-disclosure/confidentiality agreement, and seeking $1.25 million in damages. On January 28, 2014, Oryon filed its Answer to the Complaint denying the allegations and asserting affirmative defenses.

Oryon intends to vigorously defend against the foregoing action.

ITEM 4.—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Investment by EFL Tech B.V.

Issuance under Subscription Agreement. On January 21, 2014, Oryon Technologies, Inc., a Nevada corporation (the “Registrant,” “ORYN” or the “Company”) entered into a Subscription Agreement (the “Subscription Agreement”) with EFL Tech B.V., a Netherlands corporation (“EFL Tech”). At the closing of the first tranche of issuances of shares of the Company’s common stock, par value $0.001 (the “Common Stock”) pursuant to the Subscription Agreement, on January 21, 2014 (the “First Closing”), the Registrant issued to EFL Tech an aggregate of 85,271,779 shares of Common Stock, and EFL Tech delivered $1,000,000 (of the net $1.5 million cash portion of the consideration for all share issuances under the Subscription Agreement) to the Company. Subsequent to the First Closing, on January 21, 2014, EFL Tech held 51.0% of the Company’s issued and outstanding Common Stock (46.0% on a fully diluted basis). Based upon information from EFL Tech, the source of such funds was the working capital of EFL Tech.

Other consideration provided to the Company at the First Closing for the sale of shares of Common Stock to EFL Tech consists of the following agreements, each of which was entered into and delivered by the Company and EFL Holdings Tech B.V., a Netherlands corporation (“EFL Holdings”), and an affiliate of EFL Tech, on January 21, 2014: (a) License Agreement granting the Company an exclusive, worldwide, perpetual, sub-licensable, royalty-free, paid-up license (the “License Agreement”) for all of EFL Holding’s EL-related patents, trademarks and other intellectual property, both U.S. and international (the “EFL Holdings IP”); (b) Equipment Lease Agreement for certain printing equipment used in the production of electroluminescent (“EL”) lamps, the Company’s principal product, which EFL Holdings valued at $1.5 million, at no cost to the Company (the “Equipment Lease”); and (c) Business Relationship Agreement pursuant to which EFL Holdings covenants that it will not, directly or indirectly, provide services to or otherwise engage in the business of manufacturing, designing, marketing, selling or distributing EL, or any products incorporating the EFL Holdings IP, other than through the ownership, management and control of the Company by EFL Tech. The License Agreement has a term that continues until the expiration of the last of the patents licensed thereunder, unless sooner terminated by EFL Holdings due to the Company’s bankruptcy or other specified, similar financial difficulties. The Business Relationship Agreement has a term that continues until, and the Equipment Lease has a term of the earlier of 21 years or until, the License Agreement expires or is terminated. The above-referenced agreements contemplate that the Company will license, and will manufacture and market products incorporating, its own EL-related intellectual property, as well as the EFL Holdings IP, as a combined intellectual property portfolio. The descriptions of the Subscription Agreement, the License Agreement, the Equipment Lease, and the Business Relationship Agreement herein are qualified in their entirety by reference to the full text of such agreements, which are attached hereto as Exhibits 10.1, 10.3, 10.4, and 10.5, respectively.

At the closing of the second tranche under the Subscription Agreement, on or before February 28, 2014 (the “Second Closing”), EFL Tech is required to deliver to the Company additional funds in the amount of $250,000 on or before February 28, 2014. At the Second Closing, the Company is required to issue to EFL Tech an additional 85,133,871 shares of Common Stock, at which time EFL Tech’s cumulative ownership will be 170,405,650 shares of Common Stock, constituting 63.0% of the Common Stock on a fully diluted basis. Additionally, at the closing of the third and final tranche under the Subscription Agreement, on or before March 31, 2014 (the “Third Closing”), EFL Tech is required to deliver to the Company additional funds in the amount of $250,000 (bringing the total amount of the cash component paid by EFL Tech to the Company in consideration for the issuance by the Company of shares of Common Stock to EFL Tech under the Subscription Agreement to $1,500,000). At the Third Closing, the Company is required to issue to EFL Tech an additional 129,832,877 shares of Common Stock, at which time EFL Tech’s cumulative ownership will be 300,238,527 shares of Common Stock, constituting 75.0% of the Common Stock on a fully diluted basis.

The proceeds from the foregoing funding of $1,500,000 ($1,000,000 at the First Closing, consisting of $689,330 in cash plus the forgiveness of the obligation to repay the $310,670 in temporary unsecured advances that EFL Tech provided to the Company in periods prior to the First Closing, and the additional $250,000 payments by EFL Tech at each of the Second Closing and the Third Closing) will be used for general corporate purposes and the repayment of debt, including, but not limited to, the payments required to be made under the Exchange Agreements (as defined and described below). At the First Closing, the Company paid the sum of $122,125 in cash, and issued an aggregate of 19,267,010 shares of Common Stock, to certain creditors, including directors and executive officers, for the settlement and release of a total of $817,375 of the Company's debt, pursuant to the Exchange Agreements.

In connection with the foregoing issuance of shares of Common Stock (and the Additional Shares (as defined below), if any) to EFL Tech under the Subscription Agreement, the Company and EFL Tech entered into a Registration Rights Agreement - Subscription Securities, effective on the First Closing, pursuant to which the Company agreed to provide EFL Tech with rights to request registration of such shares under the Securities Act of 1933, as amended. The foregoing description of such Registration Rights Agreement is qualified in its entirety by reference to the full text of such agreement, which is attached hereto as Exhibit 10.2.

No underwriter was involved in the above sale of shares of Common Stock.

The foregoing shares were issued (and in the case of any Additional Shares (as defined below), will be issued) in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

Issuance under Exchange and Release Agreements. As required by the Subscription Agreement, on January 21, 2014, the Company entered into exchange and release agreements (each an “Exchange Agreement” and collectively, the “Exchange Agreements”) by and between the Company and each member of a group of unsecured creditors of the Company (including current directors and Executive Officers). At the First Closing, pursuant to the Exchange Agreements the Company issued an aggregate of 19,267,010 shares of Common Stock, constituting 10.39% of the Common Stock on a fully diluted basis, in exchange for the settlement and release of $695,250 in unpaid and accrued debt to such creditors. Under the Exchange Agreements, the per-share exchange price for such debt was determined by the average of the closing prices of the Common Stock on the trading days commencing on December 1, 2013, and ending on January 20, 2014 (the day prior to the First Closing), which resulted in an exchange price of $0.036085 per share of Common Stock. The Company also paid the sum of $122,125 in cash to such creditors under the Exchange Agreement for the settlement and release of such amount of debt (for the settlement and release of a total of $817,375 of debt pursuant to the Exchange and Release Agreements).

Under the Subscription Agreement, the Company has the option of entering into additional Exchange Agreements with other holders of outstanding debt of the Company for the purpose of exchanging shares of Common Stock for the settlement and release of additional amounts of unpaid and accrued debt of the Company. The Company has not made a decision regarding whether to enter into any such additional Exchange Agreements. If the Company were to enter into one or more Exchange Agreements in the future, the Company would issue to EFL Tech that number of additional shares of Common Stock such that, after issuing shares of Common Stock in exchange for Company debt under such Exchange Agreements, EFL Tech would continue to hold 75% of the fully diluted shares of Common Stock (the “Additional Shares”). Under the Subscription Agreement, the cash and non-cash consideration described above for the issuance to EFL Tech of shares of Common Stock at the First Closing, the Second Closing and the Third Closing will apply to and suffice in all respects for the issuance by the Company of all Additional Shares, and EFL Tech will not provide the Company will any additional consideration in connection with the issuance by the Company of any such Additional Shares to EFL Tech.

In connection with the foregoing issuance of shares of Common Stock to such creditors under the Exchange Agreements, the Company and such creditors entered into a Registration Rights Agreement – Exchange Shares, effective on the First Closing, pursuant to which the Company agreed to provide such creditors with rights to request registration of such shares under the Securities Act of 1933, as amended. The foregoing description of such Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of such agreement, which is attached hereto as Exhibit 10.7.

The foregoing shares were issued (and in the case of any shares issued to Oryon creditors subsequent to the First Closing, will be issued) in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

No underwriter was involved in the sale of the above shares of Common Stock.

Change in Control. Effective at the First Closing, on January 21, 2014, EFL Tech became the holder of 51.0% of the Company’s issued and outstanding shares Common Stock under the terms of the Subscription Agreement, and on March 31, 2014, will become the holder of 75.0% of the Company’s shares of Common Stock on a fully diluted basis (upon the occurrence of the Second Closing and the Third Closing).

Departure and Election of Directors. On January 21, 2014, effective at the First Closing, the following events occurred:

1. Jon S. Ross, an independent director and Chairman of the Compensation Committee of the Board, and Mark E. Pape, a director and the Company’s Chief Financial Officer and Secretary, resigned from the Board, as provided in the Subscription Agreement.

2. Richard K. Hoesterey, an existing independent director, a Member of the Compensation Committee of the Board, and the Chairman of the Nominating and Governance Committee of the Board, was appointed Chairman of the Compensation Committee of the Board, replacing Mr. Ross as Chairman of such committee.

3. The Board appointed Larry L. Sears, an existing independent director and the Chairman of the Audit Committee of the Board, as a member of the Compensation Committee of the Board.

4. The Board appointed Dr. Clifton Kwang-Fu Shen, the Chief Scientific Officer of EFL Tech International Group N.V, a Netherlands corporation and an affiliate of EFL Tech, to fill one of the foregoing vacancies, in accordance with the provisions of the Company’s Bylaws. Dr. Shen was appointed to serve until the Company’s next annual meeting of shareholders.

5. The Board increased the number of directors that may serve on the Board from five (5) to seven (7), pursuant to the authority granted to the Board in the Company’s Bylaws. With the resignations of Messrs. Pape and Ross as directors, and the appointment of Dr. Shen as a director, effective at the Closing, there were four (4) directors on the Board, leaving three (3) directorships unfilled.

Under the Subscription Agreement, EFL Tech has the right to nominate a total of four (4) directors to the Company’s Board, one (1) of whom is Dr. Shen, who was appointed a director effective at the Closing, as described above. EFL Tech has the right to nominate one (1) director at the Second Closing, and two (2) directors at the Third Closing; however, EFL Tech has made no decision regarding whom it will nominate with respect to such right to nominate. Accordingly, when the Second Closing and the Third Closing occur, and the EFL Tech-nominated directors have been appointed as directors by the Board, EFL Tech will have four (4) of its director-nominees on the Company’s seven (7) member Board. The description of the Subscription Agreement herein is qualified in its entirety by reference to the full text of such agreement.

Effective at the First Closing, Thomas P. Schaeffer, retained his position as Chief Executive Officer of the Company, but he resigned the office of President. That office has not been filled. The Board may appoint a replacement to the office of President, which may be a member of EFL Tech’s management team, but no decision has been made, as of the date hereof, if or when such appointment will be made, or who will be appointed.

Amendments to Bylaws. Prior to the First Closing, Section 3.3 of the Company’s Bylaws provided that the Board may not fill more than two (2) newly created directorships during the period between any two successive annual meetings of stockholders. On January 21, 2014, effective at the First Closing, the Board amended Section 3.3 of the Bylaws to delete the foregoing restriction on the Board’s authority to fill newly created directorships.

Initial Public Offering

On May 4, 2012 (the “Closing Date”), the Company closed a merger transaction with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and OryonTechnologies, LLC, a Texas limited liability company (“Oryon”) pursuant to an Agreement and Plan of Merger dated March 9, 2012 (the “Merger Agreement”). In accordance with the terms of Merger Agreement, on the Closing Date, Oryon merged into Merger Sub in exchange for the issuance to the members of Oryon (“Oryon Members”) of eight (8) shares of the Company’s common stock for each outstanding membership unit of Oryon (the “Merger”). In addition, Oryon had outstanding equity equivalents, consisting of convertible notes payable, accrued interest on the notes payable, warrants and unit options, that by their terms required the Company to be prepared to issue common stock in an amount equal to the number of shares (at the 8 to 1 ratio) that would have been issuable at the Closing Date to holders of all of the equity equivalents if they had been converted to membership units before the Closing Date.

A financing agreement (the “Financing Agreement”) was signed on November 2, 2011, with Maxum Overseas Fund (“Maxum”) under which Maxum agreed to: (1) invest $100,000 in the common equity of the Company and (ii) either invest an additional amount up to $1,900,000 in the common equity of the Company or assist the Company in securing all or a portion of such $1,900,000 investment from alternate sources. Prior to entering into this funding relationship, there were no relationships between Maxum and the directors, officers or other affiliates of Oryon. To the best of our knowledge, prior to entering into this funding relationship there were no existing relationships between Maxum and the Registrant’s then-existing directors, officers or other affiliates.

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

	HIGH	LOW
2012
2nd Quarter (May 7 through June 30)	$1.24	$0.55
3rd Quarter	$0.94	$0.46
4th Quarter	$0.85	$0.16

2013
1st Quarter	$0.40	$0.18
2nd Quarter	$0.34	$0.14
3rd Quarter	$0.15	$0.08
4th Quarter	$0.07	$0.03

Holders

As of March 7, 2014, there were approximately 90 shareholders of record of our common stock based upon the shareholders listing provided by our transfer agent. Our transfer agent is Securities Transfer Corporation. The transfer agent’s address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034, its phone number is (469) 633-0101 and its fax number is (469) 633-0088.

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

Description of Securities

The following information describes our capital stock as in effect as of the date hereof. This description is only a summary. You should also refer to our articles of incorporation and bylaws, which are incorporated by reference herein.

General

Our authorized capital stock consists of 600,000,000 shares of common stock at a par value of $0.001 per share, of which 15,800,000 shares were issued and outstanding immediately prior to the Closing of the Merger after giving effect to the cancellation of an aggregate of 45,000,000 shares held by former shareholders, including 13,000,000 shares held by Mr. Coranes and Ms. Cabrillas, our former officers and directors. At December 31, 2013, there were 62,660,778 shares outstanding, consisting of the 15,000,000 shares of the Registrant that were outstanding (net of the above mentioned cancellations) prior to the Merger, the 16,502,121 shares that were issued to the former holders of the units of Oryon in connection with the Closing, the 4,000,000 shares that were issued in connection with the $2.0 million in financing received through August 31, 2012, and the 27,158,657 shares that were issued in connection with the conversion of the Series C Notes effective August 31,2012. In January 2014, we issued 104,538,789 shares of common stock in connection with the EFL Tech transaction, making total issued and outstanding shares equal to 167,199,567.

We are also authorized to issue 50,000,000 shares of preferred stock at a par value of $0.001 per share, of which zero shares were issued and outstanding as of December 31, 2013.

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

The issuance of the common stock in connection with the EFL Tech transaction was exempt from registration in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

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

Change in Fiscal Year

In connection with the Merger, the Company’s Board of Directors changed the Company’s fiscal year end from January 31 to December 31, effective as of the Closing. Accordingly, the Company was required to file an Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with the SEC on or before March 31, 2013. As the transition period covers one month or less, in accordance with the SEC’s transition report rules as set forth in Rule 13a-10, the Company did not need to file a separate transition report and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 contained the necessary financial information for the transition period.

ITEM 6.—SUMMARY SELECTED CONSOLIDATED FINANCIAL DATA

The following tables summarize selected consolidated financial data regarding the business of the Company and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the related notes included with those financial statements. The summary consolidated financial information has been derived from the audited consolidated financial statements for Oryon and its subsidiaries for the years ended December 31, 2013 and 2012. All monetary amounts are expressed in U.S. dollars.

	December 31,
	2013	2012
Consolidated Balance Sheet Data:	($)	($)
Cash and cash equivalents	44,741	169,678
Total current assets	175,570	286,562
Total assets	320,655	469,805
Total current liabilities	1,944,426	802,906
Notes payable, net	114,156	164,187
Total equity (deficit)	(1,737,927)	(497,288)
Net working capital	(1,768,856)	(516,344)
Combined short and long term debt	1,263,677	565,842

	Year Ended December 31,
	2013	2012
	($)	($)
Consolidated Income Statement Data:
Product sales	$124,573	$68,428
Cost of goods sold	(56,684)	(40,184)
Gross profit	67,889	28,244
Other revenues	-	-
Total revenues	67,889	28,244
Operating expenses	(1,422,093)	(1,819,258)
Income from operations	(1,354,204)	(1,791,014)
Interest income	-	522
Interest expense	(38,684)	(271,992)
Other income (expense)	568	(545,377)
Net loss before tax	(1,392,320)	(2,607,861)
Income tax expense	-	-
Net loss after tax	(1,392,320)	(2,607,861)
Non-controlling interest	-	1,054
Net loss attributable to shareholders	$(1,392,320)	$(2,606,807)

Basic and diluted loss per share	$(0.02)	$(0.07)
Weighted average shares outstanding	62,660,778	37,754,324

	Year Ended December 31,
	2013	2012
	($)	($)
Consolidated Cash Flow Data:
Net loss	$(1,392,320)	$(2,606,807)
Adjustments to net loss for non-cash items	211,445	1,042,468
Net loss after non-cash adjustments	(1,180,875)	(1,564,339)
Changes in operating assets and liabilities:	386,811	(164,500)
Net cash used in operating activities	(794,064)	(1,728,839)

Net cash used in investing activities	-	(18,528)

Net cash provided by financing activities	669,127	1,830,219

Effect of exchange rates on changes in cash	-	141
Net (decrease) increase in cash and cash equivalents	$(124,937)	$82,993

ITEM 7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Oryon Technologies, Inc. and its subsidiaries for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with the Summary Selected Consolidated Financial Data and the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Recent Transactions

EFL Tech Transaction

On January 21, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with EFL Tech B.V., a Netherlands corporation (“EFL Tech”). At the closing of the first tranche of issuances of shares of the Company’s common stock, par value $0.001 (the “Common Stock”) pursuant to the Subscription Agreement, on January 21, 2014 (the “First Closing”), the Registrant issued to EFL Tech an aggregate of 85,271,779 shares of Common Stock, and EFL Tech delivered $1,000,000 (of the net $1.5 million cash portion of the consideration for all share issuances under the Subscription Agreement) to the Company. Subsequent to the First Closing, on January 21, 2014, EFL Tech held 51.0% of the Company’s issued and outstanding Common Stock (46.0% on a fully diluted basis). Based upon information from EFL Tech, the source of such funds was the working capital of EFL Tech.

Other consideration provided to the Company at the First Closing for the sale of shares of Common Stock to EFL Tech consists of the following agreements, each of which was entered into and delivered by the Company and EFL Holdings Tech B.V., a Netherlands corporation (“EFL Holdings”), and an affiliate of EFL Tech, on January 21, 2014: (a) License Agreement granting the Company an exclusive, worldwide, perpetual, sub-licensable, royalty-free, paid-up license (the “License Agreement”) for all of EFL Holding’s EL-related patents, trademarks and other intellectual property, both U.S. and international (the “EFL Holdings IP”); (b) Equipment Lease Agreement for certain printing equipment used in the production of electroluminescent (“EL”) lamps, the Company’s principal product, which EFL Holdings valued at $1.5 million, at no cost to the Company (the “Equipment Lease”); and (c) Business Relationship Agreement pursuant to which EFL Holdings covenants that it will not, directly or indirectly, provide services to or otherwise engage in the business of manufacturing, designing, marketing, selling or distributing EL, or any products incorporating the EFL Holdings IP, other than through the ownership, management and control of the Company by EFL Tech. The License Agreement has a term that continues until the expiration of the last of the patents licensed thereunder, unless sooner terminated by EFL Holdings due to the Company’s bankruptcy or other specified, similar financial difficulties. The Business Relationship Agreement has a term that continues until, and the Equipment Lease has a term of the earlier of 21 years or until, the License Agreement expires or is terminated. The above-referenced agreements contemplate that the Company will license, and will manufacture and market products incorporating, its EL-related intellectual property and the EFL Holdings IP as a combined intellectual property portfolio. The descriptions of the Subscription Agreement, the License Agreement, the Equipment Lease, and the Business Relationship Agreement herein are qualified in their entirety by reference to the full text of such agreements, which are attached hereto as Exhibits 10.1, 10.3, 10.4, and 10.5, respectively.

At the closing of the second tranche under the Subscription Agreement, on or before February 28, 2014 (the “Second Closing”), EFL Tech is required to deliver to the Company additional funds in the amount of $250,000 on or before February 28, 2014. At the Second Closing, the Company is required to issue to EFL Tech an additional 85,133,871 shares of Common Stock, at which time EFL Tech’s cumulative ownership will be 170,405,650 shares of Common Stock, constituting 63.0% of the Common Stock on a fully diluted basis. Additionally, at the closing of the third and final tranche under the Subscription Agreement, on or before March 31, 2014 (the “Third Closing”), EFL Tech is required to deliver to the Company additional funds in the amount of $250,000 (bringing the total amount of the cash component paid by EFL Tech to the Company in consideration for the issuance by the Company of shares of Common Stock to EFL Tech under the Subscription Agreement to $1,500,000). At the Third Closing, the Company is required to issue to EFL Tech an additional 129,832,877 shares of Common Stock, at which time EFL Tech’s cumulative ownership will be 300,238,527 shares of Common Stock, constituting 75.0% of the Common Stock on a fully diluted basis.

The proceeds from the foregoing funding of $1,500,000 ($1,000,000 at the First Closing, consisting of $689,330 in cash plus the forgiveness of the obligation to repay the $310,670 in temporary unsecured advances that EFL Tech provided to the Company in periods prior to the First Closing, and the additional $250,000 payments by EFL Tech at each of the Second Closing and the Third Closing) will be used for general corporate purposes and the repayment of debt, including, but not limited to, the payments required to be made under the Exchange Agreements (as defined and described below). At the First Closing, the Company paid the sum of $122,125 in cash, and issued an aggregate of 19,267,010 shares of Common Stock, to certain creditors, including directors and executive officers, for the settlement and release of a total of $817,375 of the Company's debt, pursuant to the Exchange Agreements.

As required by the Subscription Agreement, on January 21, 2014, the Company entered into certain exchange and release agreements (each an “Exchange Agreement” and collectively, the “Exchange Agreements”) by and between the Company and each member of a group of unsecured creditors of the Company (including current directors and Executive Officers). At the First Closing, pursuant to the Exchange Agreements the Company issued an aggregate of 19,267,010 shares of Common Stock, constituting 10.39% of the Common Stock on a fully diluted basis, in exchange for the settlement and release of $695,250 in unpaid and accrued debt to such creditors. Under the Exchange Agreements, the per-share exchange price for such debt was determined by the average of the closing prices of the Common Stock on the trading days commencing on December 1, 2013, and ending on January 20, 2014 (the day prior to the First Closing), which resulted in an exchange price of $0.036085 per share of Common Stock. The Company also paid the sum of $122,125 in cash to such creditors under the Exchange Agreement for the settlement and release of such amount of debt (for the settlement and release of a total of $817,375 of debt pursuant to the Exchange and Release Agreements).

Under the Subscription Agreement, the Company has the option of entering into additional Exchange Agreements with other holders of outstanding debt of the Company for the purpose of exchanging shares of Common Stock for the settlement and release of additional amounts of unpaid and accrued debt of the Company. The Company has not made a decision regarding whether to enter into any such additional Exchange Agreements. If the Company were to enter into one or more Exchange Agreements in the future, the Company would issue to EFL Tech that number of additional shares of Common Stock such that, after issuing shares of Common Stock in exchange for Company debt under such Exchange Agreements, EFL Tech would continue to hold 75% of the fully diluted shares of Common Stock (the “Additional Shares”). Under the Subscription Agreement, the cash and non-cash consideration described above for the issuance to EFL Tech of shares of Common Stock at the First Closing, the Second Closing and the Third Closing will apply to and suffice in all respects for the issuance by the Company of all Additional Shares, and EFL Tech will not provide the Company will any additional consideration in connection with the issuance by the Company of any such Additional Shares to EFL Tech.

Initial Public Offering

On May 4, 2012 (the “Closing Date”), the Company closed a merger transaction with Oryon Merger Sub, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and OryonTechnologies, LLC, a Texas limited liability company (“Oryon”) pursuant to an Agreement and Plan of Merger dated March 9, 2012 (the “Merger Agreement”). In accordance with the terms of Merger Agreement, on the Closing Date, Oryon merged into Merger Sub in exchange for the issuance to the members of Oryon (“Oryon Members”) of eight (8) shares of the Company’s common stock for each outstanding membership unit of Oryon (the “Merger”). In addition, Oryon had outstanding equity equivalents, consisting of convertible notes payable, accrued interest on the notes payable, warrants and unit options, that by their terms required the Company to be prepared to issue common stock in an amount equal to the number of shares (at the 8 to 1 ratio) that would have been issuable at the Closing Date to holders of all of the equity equivalents if they had been converted to membership units before the Closing Date.

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

For the year ended December 31, 2013, Oryon had a net loss of $1.392 million as compared to a net loss of $2.607 million for the year ended December 31, 2012, a decreased loss of 46.6%. There was no change in Oryon’s business plan and operations were comparable in both years. However, in 2012, Oryon was more negatively impacted by the effects of capital transactions that had a negative but non-cash impact on the net loss. In July 2011, due to lack of capital, Oryon eliminated most of its work force, including all of its sales personnel, and began making only minimal payments on accounts payable in order to preserve capital.

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

Overview

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

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

   Gross Profit and Other Revenues

	For the Years Ended December 31,
	2013	2012	Change from 2012 to 2013
	$	$	$	%
Revenues
Product sales	124,573	68,428	56,145	82.0%
Cost of goods sold	(56,684)	(40,184)	(16,500)	41.1%
Gross profit	67,889	28,244	39,645	140.4%
Royalty and license fees	-	-	-
Other	-	-	-
Total revenues	67,889	28,244	39,645	140.4%

Gross profit margin	54.5%	41.3%

Gross profit and other revenues for the year ended December 31, 2013 increased $39.6 thousand, or 140.4%, to $67.9 thousand from $28.2 thousand for the year ended December 31, 2012, primarily due to a 82.0% increase in product sales, but increased by an improvement in the cost of goods sold as a percentage of product sales revenues. Cost of goods sold represented 45.5% of product sales revenues in 2013 as compared to 58.7% in 2012.

   Operating Expense—Overview

Total operating expense for the year ended December 31, 2013, decreased $397.2 thousand, or 21.8%, to $1,422.1 thousand in 2012 from $1,819.3 thousand in 2012, as shown in the table below:

	For the year ended		For the year ended
	December 31, 2013		December 31, 2012		Change
	$	%	$	%	$	%
Total applications development exp.	294,150	20.7%	324,575	17.8%	(30,425)	-9.4%
Total sales and marketing exp.	96,313	6.8%	152,091	8.4%	(55,778)	-36.7%
Total general and administrative exp.	1,000,573	70.4%	1,302,429	71.6%	(301,856)	-23.2%
Depreciation and amortization	31,057	2.2%	40,163	2.2%	(9,106)	-22.7%
Total operating expenses	1,422,093	100.0%	1,819,258	100.0%	(397,165)	-21.8%

The primary reason for the decrease in total operating expenses is the $301.9 thousand decrease in total general and administrative expense, as discussed below.

    Applications Development Expense

	For the Years Ended December 31,
	2013	2012	Change from 2012 to 2013
	$	$	$	%
Applications Development Expense
Wages	93,556	173,888	(80,332)	-46.2%
Payroll taxes and benefits	20,508	26,455	(5,947)	-22.5%
Materials, equipment, services	164,986	117,008	47,978	41.0%
Office and overhead	15,100	7,224	7,876	109.0%
Travel and entertainment	-	-	-
Total applications development exp.	294,150	324,575	(30,425)	-9.4%

Total applications development expense decreased by $30.4 thousand, or 9.4%, primarily due to the $80.3 thousand, or 46.2%, decrease in wages. A secondary but related reason for the decrease is the $5.9 thousand, or 22.5% decrease in payroll taxes and employee benefits in 2013 as compared to 2012. In 2013, due to capital constraints, the Company reduced its applications development workforce and, in addition, reduced the overall level of employee benefits.

   Sales and Marketing Expense

	For the Years Ended December 31,
	2013	2012	Change from 2012 to 2013
	$	$	$	%
Sales and Marketing Expense
Wages	40,500	66,000	(25,500)	-38.6%
Payroll taxes and benefits	3,125	6,925	(3,800)	-54.9%
Overhead	16,391	14,357	2,034	14.2%
Outside services	16,200	32,400	(16,200)	-50.0%
Travel and entertainment	20,097	32,409	(12,312)	-38.0%
Total sales and marketing exp.	96,313	152,091	(55,778)	-36.7%

Total sales and marketing expense decreased $55.8 thousand, or 36.7%, in 2013 as compared to 2012 due to the reduction of marketing staff in September 2013 (wages down $25.5 thousand, or 38.6%) and the related reduction in costs during 2013 such as travel expenses (down $12.3 thousand, or 38.0%).

General and Administrative Expense

	For the Years Ended December 31,
	2013	2012	Change from 2012 to 2013
	$	$	$	%
General and Administrative Expense
Wages	242,098	339,378	(97,280)	-28.7%
Payroll taxes and benefits	152,769	163,292	(10,523)	-6.4%
Overhead	142,453	160,099	(17,646)	-11.0%
Outside services	453,257	633,244	(179,987)	-28.4%
Travel and entertainment	9,996	6,416	3,580	55.8%
Total general and administrative exp.	1,000,573	1,302,429	(301,856)	-23.2%

General and administrative expense decreased $301.9 thousand, or 23.2%, to $1,000.6 thousand from $1,302.4 thousand, primarily due to (i) the decrease in outside services of $180.0 thousand, or 28.4%, to $453.3 thousand in 2013 from $633.2 thousand in 2012, as detailed in the table below and (ii) the decrease in employee wages of $97.3 thousand, or 28.7%, to $242.1 thousand in 2013 from $339.4 thousand in 2012.

The primary reason for the decrease in outside services expense was the absence of a major funding transaction in 2013. The closing of the Merger in May 2012, which made Oryon a public company for the first time, required the one-time services of legal counsel and auditors. In 2013, the cost of such outside services was more appropriate for a normal year without unusual transactions. For example, legal expenses declined $96.7 thousand, or 44.1%, and accounting and audit expenses declined $41.0, or 40.5%. In 2013, as a public company with outside directors for a full year, the Company incurred increased directors’ fees and expenses (an increase to $96.0 thousand in 2013 from $78.8 thousand in 2012), including $23.3 thousand in directors’ stock-based compensation expense in 2013 as compared to $33.8 thousand in 2012. Accounting and auditing fees decreased by $41.0 thousand, or 40.5%, because in 2012 the outside auditors were required to audit the Company for the first time for two previously unaudited years (2012 and 2011). In 2013, the outside auditors audited only the latest year, 2013.

Consulting expense decreased $65.6 thousand in 2013 as compared to 2012 because in 2012 the Company incurred $82.6 thousand in non-recurring consulting fees for a financial advisor in connection with the Merger. This was partially offset by the action of management in outsourcing certain secretarial and administrative services during part of 2012 and most of 2013 to reduce the fixed payroll overhead.

	For the year ended		For the year ended
	December 31, 2013		December 31, 2012		Change
	$	%	$	%	$	%

Legal expenses	122,768	27.1%	219,514	34.7%	(96,746)	-44.1%
Accounting and audit expenses	60,232	13.3%	101,217	16.0%	(40,985)	-40.5%
Directors' fees and expenses	95,987	21.2%	78,800	12.4%	17,187	21.8%
Public relations expenses	3,115	0.7%	5,000	0.8%	(1,885)	-37.7%
Consulting	113,963	25.1%	179,554	28.4%	(65,591)	-36.5%
Payroll processing expenses	2,088	0.5%	2,565	0.4%	(477)	-18.6%
Banking Fees	998	0.2%	2,491	0.4%	(1,493)	-59.9%
Stock transfer agent and filing fees	54,106	11.9%	44,103	7.0%	10,003	22.7%
Total G&A outside services	453,257	100.0%	633,244	100.0%	(179,987)	-28.4%

The stock-based compensation expense included in general and administrative payroll taxes and benefits decreased to $128.4 thousand in 2013, as compared to $159.0 thousand in 2012, primarily due to the lower fair market value of grants in 2013. In addition, the acceleration of the vesting of the options outstanding as a result of the Merger on May 4, 2012, created additional expense in the second quarter of 2012 that otherwise would have been spread over the remaining vesting period of such options.

Other Income (Expense)

Other income (expense) consists of: interest income, interest expense (discussed below and net other income/expense (discussed below). The largest single component of Other Income (Expense) in the year ended December 31, 2012, was the non-recurring expense for the change in the fair market value of the Series A warrants. In September 2012, the board of directors authorized the re-pricing of the Series A warrants’ exercise price from the original $0.75 per share to the current $0.50 per share. This resulted in an increase of $535,367 in allocation of the proceeds to paid-in capital and a matching expense on the income statement. Interest income is negligible.

Interest Expense: Interest expense decreased $233.3 thousand, or 85.8%, to $38.7 thousand from $272.0 thousand due to the elimination of (a) the interest on Oryon’s Series C convertible notes payable, (b) the amortization of the debt discount for the beneficial conversion feature on the series C-1 convertible note payable and (c) the amortization of the debt discount on the related warrants, as shown in the table below, when the Series C convertible notes payable were all converted to common stock, effective August 31, 2012.

	For the year ended		For the year ended
	December 31, 2013		December 31, 2012		Change
	$	%	$	%	$	%

Interest expense on convertible notes payable	-		91,284	33.6%	(91,284)	NM
Interest expense on promissory notes and short-term debt	38,684	100.0%	31,741	11.7%	6,943	21.9%
Amortization of debt discount related to warrants	-		12,893	4.7%	(12,893)	NM
Amortization of debt discount-beneficial conversion feature on the Series C-1 convertible notes payable	-		136,074	50.0%	(136,074)	NM
Total interest expense	38,684	100.0%	271,992	100.0%	(233,308)	-85.8%

   NM = Not Meaningful

Net other income (expense): For the year ended December 31, 2012, the other expense of $10.0 thousand consisted primarily of local personal property taxes.

Taxes

The Company has incurred operating losses through the date of the financial statements. As a result, no provision for tax liability has been deemed necessary.

Liquidity and Capital Resources

The Company does not have sufficient cash on hand and working capital to be able to meet its anticipated cash requirements through 2014. See Note 16 “Going Concern” and Note 17 “Subsequent Events” of the Notes to the Consolidated Financial Statements. Not including capital expenditures and costs directly related to revenues, monthly operating expenditures are expected to range between $125,000 and $150,000 per month. Management anticipates that an additional $1,000,000 to $3,000,000 will be necessary to fund operations over the next twelve to twenty-four month period subsequent to December 31, 2013. We do not currently have any material commitments for capital expenditures.

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

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating additional operating monthly losses at least through the end of 2014. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. Our management anticipates that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations, although there is no assurance that we will be able to do so. However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and production expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund marketing, development and production of our products.

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

Sources and uses of funds

As of December 31, 2013, the Company had cash and equivalents on hand of $44.7 thousand, and negative working capital of $1,768.9 thousand. Management of the Company recognizes that its cash on hand and working capital will not be sufficient to meet its anticipated cash requirements through 2014.

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

In October 2011, Oryon began discussions with an investment firm concerning a merger with a publicly-traded company and a financing plan that would raise $2 million in new equity capital for Oryon. A letter of intent was signed that same month and Oryon began working on a definitive merger agreement and on meeting the related requirements, including the completion of audited financial statements. The investment firm arranged for the Company to advance $725.0 thousand (prior to the Closing Date) to Oryon in exchange for promissory notes. The funding for the advances to Oryon was generated by the equity financing. Without this advance, Oryon would not have been able to complete the Merger. Between the Closing Date and June 30, 2012, the Company received an additional $775.0 thousand in exchange for the issuance of equity (consisting of 1,550,000 shares of common stock along with warrants having the right to purchase an additional 1,550,000 shares currently at $0.50 per share and a term of five years). On July 24, 2012, the Company received an additional $250.0 thousand in subscriptions for the issuance of equity (consisting of 500,000 shares of common stock along with warrants having the right to purchase an additional 500,000 shares currently at $0.50 per share and a term of five years). ). On August 31, 2012, the Company received an additional $250.0 thousand in subscriptions for the issuance of equity (consisting of 500,000 shares of common stock along with warrants having the right to purchase an additional 500,000 shares currently at $0.50 per share and a term of five years). In total, the Company received $2.0 million in subscriptions in connection with the Merger.

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2013 was $794.1 thousand, as compared to $1,696.3 thousand for the year ended December 31, 2012, a decreased use of cash of $902.2 thousand. The primary reason for the significant decrease in cash used was the decreased net loss (net loss in 2013 was $1,392.3 thousand as compared to the net loss of $2,606.8 thousand in 2012) partially offset by the decrease in non-cash expenses in 2013 that were included in the 2012 net loss but that did not recur in 2013 such as the $535.4 thousand charge for the change in the fair market value of the Series A warrants due to re-pricing.

Additionally, the net aggregate change in operating assets and liabilities provided cash of $386.8 thousand as compared to using cash of $150.0 thousand in 2012, providing an increase in cash of $536.8 thousand. The Company increased accounts payable in 2013 by $191.1 thousand whereas it used $137.0 thousand in operating cash to pay down the accounts payable in 2012, a total difference of $328.1 thousand. The funding provided by the issuance of equity in connection with the Merger, as discussed above, permitted the Company to reduce its outstanding accounts payable in 2012, whereas financial constraints in 2013 required the Company to extend its payment terms with vendors, reduce current assets and increase other current liabilities, all of which reduced the need for cash to be used in operating activities. Also in 2013, the Company was able to reduce the use of operating cash through deferring $220.3 thousand in compensation to employees, as compared to a net negligible amount in 2012.

Net cash provided by (used in) investing activities

There was no net cash provided by (used in) investing activities in 2013. Net cash used in investing activities for the year ended December 31, 2012 was $18.5 thousand. In 2012, the Company acquired property and equipment for $6.8 thousand to be used in the production of samples for prospective customers and used $4.2 thousand to update the telephone system. In addition, the Company incurred expenses of $7.6 thousand in the process of liquidating the inactive OTI and OAPS affiliates.

Net cash provided by financing activities

Net cash provided by financing activities was $669.1 thousand for the year ended December 31, 2013, as compared to $1,797.7 thousand for the year ended December 31, 2012. In 2013, the principal source of capital was the receipt of short term advances in the total amount of $728.8 thousand (including personal advances from the Company’s senior officers of $28.2 thousand, of which $6.0 thousand remained unpaid at December 31, 2013) as compared to 2012, when the Company recorded $2.0 million from the issuance of equity (consisting of 4,000,000 shares of common stock along with warrants having the right to purchase an additional 4,000,000 shares at $0.50 per share and a term of five years), pursuant to the terms of subscriptions for $2.0 million that consisted of $325.0 thousand received in 2011 (advanced to Oryon before December 31, 2011), $400.0 thousand received in 2012 prior to the Closing (advanced to Oryon when received) and $1,275.0 thousand received after the Closing. Since amounts were advanced to Oryon prior to the Closing, they were reported as notes receivable on the Registrant’s records and as notes payable on Oryon’s records. At Closing, when Oryon became a wholly owned subsidiary of the Registrant, the notes in an aggregate amount of $725.0 thousand (including $325.0 thousand recorded at December 31, 2011 as notes payable at OTLLC) became an intercompany receivable/payable and were cancelled.

In 2013, the Company paid debt in the total amount of $59.5 thousand, including (a) the repayment of $22.2 thousand in short term advances from the Company’s senior officers, (b) $33.8 thousand in principal on promissory notes payable and (c) $3.8 thousand on other short term debt.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest, as of December 31, 2013:

Payments Due by Period
Contractual Obligations at September 30, 2013	Less than One Year	One to Three years	Three to Five Years	More Than Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	98,955	-	-	178,119
Long-term debt obligations	-	114,156	-	-	114,156
Capital expenditure obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term obligations	-	-	-	-	-

The above table outlines our obligations as of December 31, 2013 and does not reflect any changes in our obligations that have occurred after that date.

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

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks that might prevent the achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2013 (the “Evaluation Date”), the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded that, during the two year period ended December 31, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management determined that there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls that management considers being material weaknesses.

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

The Company will endeavor to correct the other above noted weaknesses in internal control once it has adequate funds to do so. The Audit Committee directed management to initiate developmentof a written policy manual outlining the duties of each of the officers and staff of the Company to facilitate better internal control procedures. Management will develop the policy manual in connection with hiring additional accounting personnel to rectify the internal control weakness caused by the Company’s inability to properly segregate duties.

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

ITEM 9B. – OTHER INFORMATION

Not applicable.

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Since
Thomas P. Schaeffer	62	Director, Chief Executive Officer	2012
Mark E. Pape	63	Chief Financial Officer, Treasurer and Secretary	2012
Larry L. Sears	59	Director	2012
Clifton K-F.Shen	42	Director	2014
Richard K. Hoesterey	71	Director	2012

Thomas P. Schaeffer, Director, President and Chief Executive Officer

Mr. Schaeffer has over 30 years of experience in sales and marketing, specializing in new product introductions to mature industries and sourcing niches for existing products in emerging categories. Mr. Schaeffer became President, Chief Executive Officer and a Director of the Company on May 4, 2012 and has served as President (until January 21, 2014) and Chief Executive Officer of Oryon since October 2011. From 1983 until present, Mr. Schaeffer has been the owner of Active Concepts, a sales and marketing company in the sportswear industry. From 2002 until 2008, Mr. Schaeffer served as National Sales Manager of Dallas Cowboys Merchandising, a sales and marketing company for Dallas Cowboys merchandise. Mr. Schaeffer began his career at Blue Ribbon Sports, which later became Nike Inc. In 1982, he formed Active Concepts, a sales and marketing company, that is still active. He co-founded Vino Family Vineyards, a winery in Napa Valley, California, and has consulted for major retailers in the United States. Mr. Schaeffer was the first National Sales Manager for the Dallas Cowboys, hiring and training the national sales force, and implementing the business plan to build the Dallas Cowboys merchandising department into a $100 million business. Mr. Schaeffer attended the University of California, San Diego. The Company believes that Mr. Schaeffer’s experience in sourcing, marketing, building sales teams and implementing new product introduction will be a valuable resource as the Company seeks to expand its business.

Mark E. Pape, Chief Financial Officer, Secretary and Treasurer

Mr. Pape is a financial executive with over 30 years of experience in senior financial management, investment banking and auditing. Mr. Pape became Chief Financial Officer and a Director of the Company on May 4, 2012 and has served as the Chief Financial Officer of Oryon since October 2010. He resigned as a Director effective January 21, 2014. Mr. Pape has served as the Chairman of the Board of Directors of H2Options, Inc., a start-up water conservation design/installation firm, since September 2009. Mr. Pape served as a partner at Tatum LLC, an executive services firm, from August 2008 through November 2009. From November 2005 to December 2007, Mr. Pape served as Executive Vice President and Chief Financial Officer at Affirmative Insurance Holdings, Inc., a publicly-traded property and casualty insurance company specializing in non-standard automobile insurance, and served on its board of directors and audit committee from July 2004 to November 2005. Mr. Pape has served on the boards of directors of Wilhelmina International, Inc., a publicly-traded fashion model management company, since January 2011, YWire Technologies Inc., a start-up in the electrical energy conservation industry, from November 2009 through September 2013 and J.W. Resources Exploration & Development, Inc., a privately-held energy company, since June 2011. Mr. Pape was a member of the board of directors of Specialty Underwriters’ Alliance, Inc., a publicly-traded specialty property and casualty insurance company, from July 2009 through November 2009. From 1979 through 1991, Mr. Pape worked as an investment banker at several firms, including Bear, Stearns & Co., Inc., The First Boston Corporation and Merrill Lynch Capital Markets. Mr. Pape has been a Certified Public Accountant since 1975. He holds an MBA from Harvard Business School, a Masters in Hotel and Food Service Management from Florida International University and an AB degree from Harvard College. We believe that with Mr. Pape’s extensive experience as a business executive, Mr. Pape brings significant leadership, operational skills and public company director and executive experience to the Board. In addition, Mr. Pape’s background in finance and financial services, including his significant transactional experience, will be helpful to the Company as it grows.

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

Dr. Clifton Kwang-Fu Shen, Director

Dr. Shen was appointed to the Board on January 21, 2014 in connection with the EFL Tech transaction. He is a highly qualified scientist with expertise in, among other subjects, the development of novel organic/inorganic materials used in printed electronics. Since May 2012, he has served as the Chief Scientific Officer and a director of EFL Tech International Group N.V., an affiliate of EFL Tech. From November 2007 to April 2012, he was an assistant professor with the Crump Institute for Molecular Imaging and the Department of Molecular and Medicinal Pharmacology in the David Geffen School of Medicine at the University of California, Los Angeles (“UCLA”). He is an organic/polymer chemist who received a PhD from the Department of Chemistry and Biochemistry at UCLA. The Board of Oryon believes that Dr. Shen’s extensive scientific expertise in materials and printed electronics brings significant competitive technology acumen to Oryon’s Board.

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

After the change in the Board of Directors in connection with the Merger, the new Board of Directors appointed members to a Nominating and Corporate Governance Committee and a Compensation Committee. The current members of the Compensation Committee are Messrs. Hoesterey and Mr. Sears, with Mr. Hoesterey serving as Chairman. The members of the Nominating and Corporate Governance Committee are Messrs. Hoesterey and Sears, with Mr. Hoesterey serving as Chairman. Mr. Jon Ross served as: (a) a member of the Nominating and Governance Committee, and (b) a member and the Chairman of the Compensation Committee from May 2012 until he resigned from the Board effective January 21, 2014. The charters of the Nominating and Corporate Governance Committee and the Compensation Committee are available on our website at http://elastolite.com.

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

However, following the Merger, the Board appointed new members to our Audit Committee. The members of the Audit Committee are Messrs. Sears and Hoesterey, with Mr. Sears serving as chairman. Mr. Jon Ross served as a member of the Audit Committee from May 2012 until he resigned from the Board effective January 21, 2014. The Board has determined that each member of the Audit Committee is independent and that Mr. Sears qualifies as the “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act by the SEC. The charter of the Audit Committee is available on our website at http://elastolite.com.

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

Based solely upon a review of the copies of the Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year or written representations that no Forms 5 were required, management of the Company believes that all current executive officers and directors have made their required Section 16(a) filings for 2013 on a timely basis, with the following exceptions: (i) three filings of Form 4 for Mr. Hoesterey, Mr. Ross and Mr. Sears were filed on January 6, 2014, for stock option grants of 100,000 shares each that were granted on November 2, 2013, (ii) a Form 4 for Mr. Schaeffer was filed on January 14, 2014, for a stock option grant of 500,000 shares that was granted on September 6, 2013, and (iii) four filings of Form 4 for Mr. Schaeffer, Mr. Pape, Mr. Hoesterey and Mr. Ross were filed on January 24, 2014 for the shares issued to them on January 21, 2014, under the Exchange Agreements in settlement of deferred compensation liabilities of the Company to such officers and directors.

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

Board Leadership Structure and Role on Risk Oversight

Prior to the Closing of the Merger, Ms. Coranes served as the Company’s Chief Executive Officer, President and a Director. We determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. After the Closing, the Board of Directors evaluated the Company’s leadership structure and elected the current executive officers.

Subsequent to the closing of the Merger, the Board of Directors has established procedures regarding the appropriate role for the Board of Directors in the Company’s risk oversight function.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available in the “Governance” section on the Company’s Web site at http://elastolite.com.

ITEM 11.—EXECUTIVE COMPENSATION

Board Compensation

In November 2012, the Compensation Committee of the Board of Directors and the Board of Directors both approved a program of compensation for independent directors to compensate non-management directors for their services. Management directors receive no compensation for board service. Compensation for independent director services was established as $5,000 per calendar quarter, due at the end of each calendar quarter for services rendered during such period. In addition, the chairman of the Audit Committee receives extra compensation of $1,875 per calendar quarter and the chairman of the Compensation Committee receives extra compensation of $1,250 per calendar quarter. However, payment of all compensation for director services through December 31, 2013, was deferred until January 21, 2014, when Mr. Hoesterey and Mr. Sears exchanged their deferred compensation for common stock and cash under the Exchange Agreements. Directors are not paid for meetings attended.

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

For the 2013 calendar year, under the director compensation plan as described above, the Company’s independent directors earned directors’ compensation as reported in the table below:

Director Compensation Table - 2013

Director's Name	Fees Earned or Paid in Cash	Option Awards	Total
	(d)	(e)
Richard K. Hoesterey (a)	$20,000	$7,759	$27,759
Jon S. Ross (b)	25,000	7,759	32,759
Larry L. Sears (c )	27,500	7,759	35,259
Total	$72,500	$23,277	$95,777

(a)	Mr. Hoesterey joined the Board effective July 10, 2012. Effective January 21, 2014, he was appointed Chairman of the Compensation Committee. On May 2, 2013, he received an option for 100,000 shares, with an exercise price of $0.21 per share, fully vested on the date of grant and a remaining term of approximately 9.2 years. On November 2, 2013, he received an option for 100,000 shares, with an exercise price of $0.0418 per share, fully vested on the date of grant and a remaining term of approximately 9.7 years.

(b)	Mr. Ross joined the Board effective as of the Closing of the Merger on May 4, 2012, and resigned effective January 21, 2014. He served as the Chairman of the Compensation Committee. On May 2, 2013, he received an option for 100,000 shares, with an exercise price of $0.21 per share, fully vested on the date of grant and a remaining term of approximately 9.2 years. On November 2, 2013, he received an option for 100,000 shares, with an exercise price of $0.0418 per share, fully vested on the date of grant and a remaining term of approximately 9.7 years.

(c)	Mr. Sears joined the Board effective as of the Closing of the Merger on May 4, 2012. Mr. Sears is Chairman of the Audit Committee. On May 2, 2013,he received an option for 100,000 shares, with an exercise price of $0.21 per share, fully vested on the date of grant and a remaining term of approximately 9.2 years. On November 2, 2013, he received an option for 100,000 shares, with an exercise price of $0.0418 per share, fully vested on the date of grant and a remaining term of approximately 9.7 years.

(d)	All board and committee fees earned in 2013 were deferred. No fees were paid in cash. In January 2014, in connection with the EFL Tech transaction, a total of $75,833 in deferred directors' compensation (representing all 2012 and 2013 deferred board fees due Mr. Sears and Mr. Hoesterey) were exchanged for 1,681,217 shares of common stock with a fair market value of $0.036085 per share and $15,167 in cash. All deferred director's compensation payable to Mr. Ross, amounting to $41,666, was written off as he voluntarily waived payment of any deferred compensation at the time of his resignation from the Board on January 21, 2014.

(e)	All stock option grants were granted with an exercise price equal to the average opening and the closing common stock price as quoted on the date of the option grant. The fair market value of each stock option grant was based on the closing stock price on the grant date and computed using the Black-Scholes model with the assumptions described in Note 14 to the Consolidated Financial Statements incorporated by reference herein.

All travel and lodging expenses associated with corporate matters are reimbursed by the Company, if and when incurred. The total of all Board meeting expenses in 2013 and 2012 were $-0- and $35, respectively.

Executive Compensation—Former Executive Officers

No director, officer or employee performing services for the Registrant prior to the Merger received compensation during the Registrant’s last fiscal year.

Executive Compensation – Current Executive Officers

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned from Oryon during the fiscal years ended December 31, 2013, 2012, 2011 and 2010, by the chief executive and chief financial officers of Oryon. No other executive officers received total compensation that exceeded $100,000 during those periods.

Summary Compensation Table-Year Ended December 31, 2013

Name and Principal Position	Year	Salary		Bonus		Option Awards (k)		Non-Equity Incentive Plan Compensation	All Other Compensation (p)	Total
Thomas P. Schaeffer (a)	2013	$150,000	(c)	-		$8,170	(l)	-		-
Chief Executive Officer	2012	$150,000	(d)	$25,000	(j)	$132,422	(m)	-		-
	2011	$68,750	(e)	-		-		-		-
	2010	na		na		na		na		na

Mark E. Pape (b)	2013	$93,972	(f)	-		$-		-		$6,573
Chief Financial Officer	2012	$130,000	(g)	-		$18,227	(n)	-		$5,966
	2011	$118,623	(h)	-		-		-	$3,482
	2010	$28,656	(i)	-		$22,243	(o)	-	-

(a)	Mr. Schaeffer began working for Oryon on July 15, 2011 and was appointed to the positions of Chief Executive Officer and President of Oryon effective October 24, 2011. He was appointed to the positions of Chief Executive Officer and President of the Company effective May 4, 2012 in connection with the Closing of the Merger. He resigned as President of the Company effective January 21, 2014,

(b)	Mr. Pape was appointed to the position of Chief Financial Officer of Oryon effective October 11, 2010. He was appointed to the position of Chief Financial Officer of the Company effective May 4, 2012, in connection with the Closing of the Merger.

(c)	Mr. Schaeffer's 2013 compensation included (a) $68,750 that was accrued in 2013 as deferred compensation liability and (b) $18,750 in payroll that was accrued in 2013, both of which remained unpaid as of December 31, 2013.

(d)	Mr. Schaeffer's 2012 compensation included $1,563 that was accrued in 2012 as deferred compensation liability and that remained unpaid as of December 31, 2013.

(e)	Mr. Schaeffer's 2011 compensation included $53,750 that was accrued in 2011 as deferred compensation liability, all of which remained unpaid as of December 31, 2013.

(f)	Mr. Pape's 2013 compensation included $24,375 that was accrued in 2013 as deferred compensation liability, all of which remained unpaid as of December 31, 2013.

(g)	Mr. Pape's 2012 compensation included $19,333 that was accrued in 2012 as deferred compensation liability, all of which remained unpaid as of December 31, 2013.

(h)	Mr. Pape's 2011 compensation included $70,323 for which he received 562,584 shares of the Company's common stock valued at $0.125 per share in lieu of cash compensation. It also included $31,333 that was accrued in 2011 as deferred compensation liability and remained unpaid as of December 31, 2013.

(i)	Mr. Pape's entire 2010 compensation was deferred until January 2011 when he received 229,248 shares of the Company's common stock valued at $0.125 per share in lieu of the deferred compensation.

(j)	Mr. Schaeffer's employment agreement provides that he receive a bonus of $25,000 in 2013 for his services provided in 2012. However, in recognition of the Company's limited resources, Mr. Schaeffer agreed to defer payment of the bonus until a future date, in exchange for a grant of stock options. The $25,000 bonus was accrued in 2013 as deferred compensation liability and that remained unpaid at December 31, 2013. See note (m)

(k)	Amounts in this column reflect the dollar amount recognized for financial reporting purposes in accordance with FASB ASC Topic 718, except that we excluded the effect of estimated forfeitures related to service-based conditions pursuant to SEC rules. See Note 14 to Oryon’s Audited Consolidated Financial Statements for the years ended December 31, 2013 and 2012, which are incorporated herein, for a discussion of Oryon’s valuation methodology and assumptions.

(l)	On September 6, 2013, Mr. Schaeffer was granted an option to purchase 500,000 shares of the Company's common stock at $0.1096 per share. The option has a ten-year term. The option will vest for all 500,000 shares on the first anniversary of the grant.

(m)	On September 6, 2012, Mr. Schaeffer was granted an option to purchase 500,000 shares of the Company's common stock at $0.745 per share. The option has a ten-year term. One-half of the shares underlying the option (250,000) vested on the date of grant and 250,000 shares will vest on the first anniversary of the grant. In January 2013, Mr. Schaeffer was granted an option to purchase 75,000 shares of the Company's common stock at $0.3425 per share in return for agreeing to temporarily defer the payment of the $25,000 bonus provided by his employment agreement. The option has a ten-year term and was fully vested on the date of grant.

(n)	In January 2013, Mr. Pape was granted an option to purchase 125,000 shares of the Company's common stock at $0.3425 per share in recognition of his services provided to the Company in prior periods. The option has a ten-year term and was fully vested on the date of grant.

(o)	On November 1, 2010, Mr. Pape was granted an option to purchase 480,000 shares of the Company's common stock at $0.125 per share. The option has a ten-year term and became fully vested on May 4, 2012, in connection with the Closing of the Merger, as provided under the terms of the option.

(p)	All Other Compensation consists solely of the cost of group health insurance for the executive. Prior to June 1, 2012, the Company paid for the individual's personal healthcare insurance when the executive participated in the Company's group health insurance plan. Subsequent to that date the Company has paid the greater of $500 per month or the executive's monthly coverage. Mr. Pape did not elect to participate in the Company's group health insurance plan until June 1, 2011.

None of our executive officers received, nor do we have any arrangements to pay, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation other than as noted in the table above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information, as of December 31, 2013, regarding stock option grants by the Company:

Outstanding Equity Awards at Fiscal Year-end - December 31, 2013

	Number of securities underlying unexercised
Name and Principal Position	Exercisable (#)	Unexercisable (#)	Option Exercise Price	Option Expiration Date

Thomas P. Schaeffer (a)	500,000	-	$0.7450	September 6, 2022
Chief Executive Officer	75,000	-	$0.3425	January 16, 2023
	-	500,000	$0.1096	September 6, 2023

Mark E. Pape	480,000	-	$0.1250	November 1, 2020
Chief Financial Officer	125,000	-	$0.3425	January 16, 2023

(a)	On September 6, 2012, pursuant to his employment agreement, Mr. Schaeffer was granted an option to purchase 500,000 shares of the Company's common stock at $0.745 per share. The option has a ten-year term. One-half of the shares underlying the option (250,000) vested on the date of grant and the remaining 250,000 shares vested on the first anniversary of the grant. On September 6, 2013, also pursuant to his employment agreement, Mr. Schaeffer was granted an option to purchase 500,000 shares of common stock at $0.1096 per share to be vested on the first anniversary of the grant. The option has a ten-year term. In addition, on January 16, 2013, Mr. Schaeffer was granted an option to purchase 75,000 shares of the Company's common stock at $0.3425 per share in return for agreeing to temporarily defer the payment of the $25,000 bonus provided by this employment agreement. This option has a ten-year term and was fully vested on the date of grant.

Executive Employment Agreements

On September 6, 2012, we entered into an employment agreement with Mr. Schaeffer, our President and Chief Executive Officer. The agreement provides for an initial term of employment of two years from September 6, 2012 (the “Effective Date”), with automatic one-year renewal periods. The agreement establishes a base salary of $223,750 for the first year (including $73,750 in previously earned but unpaid and deferred compensation) and $150,000 for subsequent years, and a minimum bonus of $25,000 for the year ending December 31, 2012. Mr. Schaeffer is also entitled to any other bonus that may be awarded by the Compensation Committee. The agreement also provides for the grant of options to purchase 500,000 shares of common stock on the Effective Date, and an additional 500,000 shares on each of the first two anniversaries of the Effective Date, to the extent that Mr. Schaeffer’s employment is continuing at that time. If Mr. Schaeffer’s employment is terminated prior to the end of the term by (a) the Company without Cause (other than due to Mr. Schaeffer’s death or Disability), (b) Mr. Schaeffer for Good Reason or (c) the Company for any reason within 12 months after a Change in Control, then the Company is required to pay a lump sum amount equal to 200% of Mr. Schaeffer’s annual base salary in effect as of his termination, a prorated bonus, and certain other amounts as provided in the agreement depending on the termination date. Effective January 21, 2014, Mr. Schaeffer waived these provisions.The foregoing capitalized terms have the meanings given to them in the agreement.

Mr. Pape is employed on an “at will” basis and does not have employment, severance or change of control agreements with the Company.

Compensation Discussion and Analysis

Our Board of Directors established the Compensation Committee with the authority to set all forms of compensation of our executive officers and the directors. The Compensation Committee has overall responsibility for our compensation policies as provided in the written charter adopted by the Compensation Committee. The Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for our executives and does not delegate any of its functions to others in setting compensation. During 2013, the Compensation Committee was comprised of Mr. Ross (Chairman) and Mr. Hoesterey, who were both independent non-employee directors. Effective January 21, 2014, Mr. Ross resigned from the Board, Mr. Sears was appointed to the Compensation Committee and Mr. Hoesterey was appointed Chairman of the Compensation Committee.

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

Potential Payments Upon Termination or Change-in-Control

Other than as discussed above, we have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. In the event of a termination of employment as a result of Mr. Schaeffer’s death or disability, the Company is required to pay the costs of Mr. Schaeffer and his dependents under the Company’s medical plans for one year.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 6, 2014, with respect to the beneficial ownership of our common stock for (i) each director and executive officer, (ii) all of our directors and executive officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of such date, there were 167,199,567 shares of common stock outstanding. No shares of our preferred stock were outstanding as of such date.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Executive Officers

Thomas P. Schaeffer	5,948,978	2.35%
Chief Executive Officer and Director (2)(3)

Mark E. Pape	3,060,497	1.21%
Chief Financial Officer, Director (2)(4)

Larry L. Sears	1,376,120	0.54%
Director (2)(5)

Clifton K-F. Shen	0	0.00%
Director (2)(6)

Richard K. Hoesterey	931,764	0.37%
Director (2)(7)

All Officers and Directors as a Group (5 persons)	11,317,359	4.45%

5% Shareholders

EFL Tech B.V. (8)	170,405,650	67.53%
Venture Capital First LLP (9)	10,807,815	4.28%
MRM Acquisitions, LLC (10)	20,136,524	7.92%
Oryon Capital, LLC (11)	27,312,479	10.70%
M. Richard Marcus (12)	29,647,893	11.57%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)	The address for this individual or entity is: 4251 Kellway Circle, Addison, Texas 75001.

(3)	Mr. Schaeffer owns: (i) 2,000,000 restricted shares of Company common stock, (ii) 3,373,978 shares issued in January 2014 by the Company in settlement of $121,750 in liabilities to Mr. Schaeffer, (iii) 500,000 shares underlying vested equity options with an exercise price of $0.745 per share and a remaining term of approximately 8.5 years, and (iv) 75,000 shares underlying a vested equity option granted to Mr. Schaeffer in January 2013 with an exercise price of $0.3425 per share and a remaining term of approximately 9.0 years.
(4)	Consists of: (i) 791,832 shares of Company common stock owned directly (received during 2011 in lieu of cash compensation), (ii) 1,663,665 shares issued in January 2014 in settlement of $60,033 in liabilities to Mr. Pape, (iii) 480,000 shares underlying vested equity options with a weighted average exercise price of $0.125 per share and a remaining term of approximately 6.5 years, and (iv) 125,000 shares underlying a vested equity option granted to Mr. Pape in January 2013 with a weighted average exercise price of $0.3425 per share and a remaining term of approximately 9.0 years.

(5)	Consists of: (i) 60,000 shares underlying vested equity options with a weighted average exercise price of $0.125 per share and a remaining term of approximately 0.5 years, (ii) 1,016,120 shares issued in January 2014 by the Company in settlement of $36,669 in liabilities to Mr. Sears, (iii) 100,000 shares underlying vested equity options with a weighted average exercise price of $0.21 per share and a remaining term of approximately 9.2 years, (iv) 100,000 shares underlying vested equity options with a weighted average exercise price of $0.0418 per share and a remaining term of approximately 9.7 years and (v) 100,000 shares underlying vested equity options with a weighted average exercise price of $0.395 per share and a remaining term of approximately 8.7 years.
(6)	Dr. Shen was appointed to the Board of Directors on January 21, 2014.

(7)	Mr. Hoesterey holds: (i) 66,667 shares underlying vested equity options with a weighted average exercise price of $0.395 per share and a remaining term of approximately 8.7 years, (ii) 665,097 shares issued in January 2014 by the Company in settlement of $24,000 in liabilities to Mr. Hoesterey, (iii) 100,000 shares underlying vested equity options with a weighted average exercise price of $0.21 per share and a remaining term of approximately 9.2 years, and (iv) 100,000 shares underlying vested equity options with a weighted average exercise price of $0.0418 per share and a remaining term of approximately 9.7 years.
(8)	Consists of 85,271,779 shares issued in connection with the First Closing of the EFL Tech transaction and 85,133,871 shares issued pursuant to the Second Closing. The address for this entity is: Andrews Kurth LLP, Attention: Mike Lockwood, 1717 Main Street, Suite 3700, Dallas, Texas 75201.
(9)	Consists of 10,807,815 shares issued by the Company in January 2014 in settlement of $390,000 in liabilities (short-term advances) to this entity. The address for this entity is: Greenberg, Taurig, LLP, Attention: Mark Lee, 1201 K St., Eleventh Floor, Sacramento, California 95814.
(10)	Includes 18,289,700 shares of common stock owned directly and 1,846,824 shares underlying Series C Warrants to purchase common stock at $0.3125 per share. Oryon Capital, LLC owns 66.19% of the membership units of MRM Acquisitions, LLC and consequently has voting control and investment discretion over the securities held by MRM Acquisitions, LLC. As a result, Oryon Capital, LLC may be deemed to have beneficial ownership (as defined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the shares of common stock owned by MRM Acquisitions, LLC. The address for this individual or entity is: 6335 W. Northwest Highway, Suite 212, Dallas TX 75225.
(11)	Includes 6,205,227 shares of common stock owned directly by Oryon Capital, LLC, 970,728 shares underlying Series C Warrants to purchase common stock at $0.3125 per share held by Oryon Capital, LLC and 20,136,524 shares beneficially owned by MRM Acquisitions, LLC. See note (8) above. Mr. M. Richard Marcus, former Chief Executive Officer and Chairman of Oryon, is Chairman of the Board of Managers of Oryon Capital, LLC and owns 43.43% of the membership interests of Oryon Capital, LLC. Mr. Marcus disclaims voting control and investment discretion over the membership interests of MRM Acquisitions, LLC and the equity securities of Oryon held by Oryon Capital, LLC. The address for this individual or entity is: 6335 W. Northwest Highway, Suite 212, Dallas TX 75225.

(12)	Includes (i) 1,300,310 shares of common stock owned directly, (ii) 983,104 shares underlying vested equity options with a weighted average exercise price of $0.17 per share and a weighted average remaining term of 6.3 years, (iii) 52,000 shares underlying Series C Warrants to purchase common stock at $0.3125 per share and (iv) 27,312,479 shares beneficially owned by Oryon Capital, LLC – see note (9) above. Mr. Marcus is the former Chief Executive Officer and Chairman of Oryon and is currently the Chairman of the Boards of Managers of Oryon Capital, LLC and MRM Acquisitions, LLC. He owns 43.43% of the membership interests of Oryon Capital, LLC. He owns no membership units of MRM Acquisitions, LLC. Oryon Capital, LLC owns 66.19% of the membership units of MRM Acquisitions, LLC. See notes (8) and (9) above. Mr. Marcus disclaims voting control and investment discretion over Oryon Capital, LLC’s membership interests of MRM Acquisition, LLC and the equity securities of Oryon held by Oryon Capital, LLC. The address for this individual or entity is: 6335 W. Northwest Highway, Suite 212, Dallas TX 75225.

Securities Authorized for Issuance Under Equity Compensation Plans

On February 24, 2012, our Board adopted the 2012 Equity Incentive Plan (the “Plan”) and reserved 7,500,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees, consultants and other service providers of the Company. The Plan was approved by the Company’s shareholders on March 19, 2012.

As of the date hereof, options for 5,897,274 shares have been granted pursuant to the Plan.

The following table provides information regarding shares subject to the Plan:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,897,274	$0.207	1,602,726

Equity compensation plans not approved by security holders	—	—	—

Total	5,897,274		1,602,726

On August 27, 2012, we filed with the SEC a registration statement on Form S-8 under the Securities Act that registered the 7,500,000 shares that could be issued to employees, directors or consultants pursuant to the Plan.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There are no family relationships between any of our former directors or executive officers and the current directors and officers. Prior to the Closing of the Merger, during our fiscal year ended January 31, 2012, and the previous fiscal year, there were no transactions with related parties other than as noted below. To our knowledge, the officers and directors of the Company elected in conjunction with the Merger were not directors of the Company prior to the Merger, did not hold any position with the Company prior to the Merger, other than Mr. Schaeffer who was a Company shareholder, and have not been involved in any material proceeding adverse to the Company or its subsidiaries or have a material interest adverse to the Company or its subsidiaries, or any transactions with the Company or any of its directors, executive officers, affiliates, or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Other than the transactions, including the EFL Tech transaction and the Merger Agreement, both noted above, there are no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which any of the former directors or officers or the current directors and officers had or will have a direct or indirect material interest. There is no material plan, contract or arrangement (whether or not written) to which any of the former directors or officers or the current directors and officers is a party or in which they participate that is entered into or material amendment in connection with our appointment of any of the former directors or officers or the current directors and officers, or any grant or award to any of the former directors or officers or the current directors or officers or modification thereto, under any such plan, contract or arrangement in connection with our appointment of any of the former directors or officers or the current directors and officers.

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

Director Independence

Until the Closing Date of the Merger, we did not have any independent directors on our Board of Directors. Our Board currently has one member from management (Mr. Schaeffer, Chief Executive Officer), two non-management directors (Mr. Hoesterey and Mr. Sears) and one non-management member nominated by EFL (Dr. Shen). The Board has determined that Mr. Hoesterey and Mr. Sears meet the criteria for independence. Due to his management role, Mr. Schaeffer is not considered to be an independent director and does not sit on any committees of the Board. Due to his employment by EFL, a “parent” of the Company, Dr. Shen is not considered to be an independent director and does not sit on any committees of the Board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards, including, without limitation, the standards for independent directors established by the New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of the Company or of any parent or subsidiary of the Company; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended December 31, 2013 and 2012, the Company paid or accrued $46,440 and $66,479, respectively, for the independent registered public accounting firm for professional services rendered in connection with the audit of the Company’s annual financial statements, their quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings, including the Registration Statement on Form S-1 filed in October 2012. The independent registered public accounting firm prepared and filed the Company’s tax return for 2012 at a cost of $4,790 and the Company has accrued $5,000 as of December 31, 2013, for preparation of the 2013 tax return.

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

F - 1

Montgomery Coscia Greilich LLP

Certified Public Accountants

2500 Dallas Parkway, Suite 300

Plano, Texas 75093

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Oryon Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Oryon Technologies, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oryon Technologies, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has accumulated losses from inception through December 31, 2013 of $12,078,453, has minimal assets, and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MONTGOMERY COSCIA GREILICH LLP

Montgomery Coscia Greilich LLP

Plano, Texas

March 7, 2014

F - 2

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

 Consolidated Balance Sheets

 December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$44,741	$169,678
Accounts Receivable, net of allowance for
doubtful accounts of $0 and $0, respectively	21,182	10,721
Inventory (see note 2)	100,931	97,456
Other current assets	8,716	8,707
Total current assets	175,570	286,562

PROPERTY AND EQUIPMENT, NET (see note 3)	13,736	21,708

INTANGIBLE ASSETS, NET (see note 4)	114,652	137,736

OTHER LONG-TERM ASSETS (see note 5)	16,697	23,799

TOTAL ASSETS	$320,655	$469,805

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$378,184	$187,047
Deferred revenue	-	6,000
Deferred compensation (see note 6)	386,973	166,667
Current portion of promissory notes and other short-term debt (see note 7)	1,149,521	401,655
Other current liabilities (see note 8)	29,748	41,537
Total current liabilities	1,944,426	802,906

NOTES PAYABLE, NET (see note 9)	114,156	164,187

Total liabilities	2,058,582	967,093

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none
issued and outstanding (see note 13)	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 62,660,778
shares issued and outstanding (see note 13)	62,661	62,661
Paid in capital	10,277,865	10,126,184
Accumulated deficit	(12,078,453)	(10,686,133)
Total equity (deficit)	(1,737,927)	(497,288)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$320,655	$469,805

The accompanying notes are an integral part of these financial statements.

F - 3

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

 For the Years Ended December 31, 2013 and 2012

	For the Year Ended December 31,
	2013	2012
REVENUES
Product sales	$124,573	$68,428
Cost of goods sold	(56,684)	(40,184)
Gross profit	67,889	28,244
Royalty and license fees	-	-
Other	-	-
Total revenues	67,889	28,244
OPERATING EXPENSES
Applications development
Wages	93,556	173,888
Payroll taxes and benefits	20,508	26,455
Materials, equipment, services	164,986	117,008
Office and overhead	15,100	7,224
Travel and entertainment	-	-
Total applications development expense	294,150	324,575
Sales and Marketing
Wages	40,500	66,000
Payroll taxes and benefits	3,125	6,925
Overhead	16,391	14,357
Outside services	16,200	32,400
Travel and entertainment	20,097	32,409
Total sales and marketing expense	96,313	152,091
General and Administrative
Wages	242,098	339,378
Payroll taxes and benefits	152,769	163,292
Overhead	142,453	160,099
Outside services	453,257	633,244
Travel and entertainment	9,996	6,416
Total general and administrative expense	1,000,573	1,302,429
Depreciation and Amortization	31,057	40,163
Total loss from operations	(1,354,204)	(1,791,014)

OTHER INCOME (EXPENSE)
Interest income	-	522
Interest expense	(38,684)	(271,992)
Change in fair market value of Series A warrants	-	(535,367)
Net other income (expense)	568	(10,010)
Total other income (expense)	(38,116)	(816,847)

NET LOSS BEFORE TAX	(1,392,320)	(2,607,861)

INCOME TAXES (see note 12)	-	-

NET LOSS AFTER TAX	(1,392,320)	(2,607,861)

INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	1,054

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(1,392,320)	$(2,606,807)

Loss per share: basic and diluted	$(0.02)	$(0.07)
Weighted average shares outstanding	62,660,778	37,754,324

The accompanying notes are an integral part of these financial statements.

F - 4

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

For the Years Ended December 31, 2013 and 2012

	Shares	Common Stock, $0.001 par value	Paid in Capital	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2011	16,502,121	$16,502	$5,365,181	$(3,640)	$12,119	$(8,069,326)	$(2,679,164)

Operating Results for the year ended December 31, 2012				(1,054)		(2,606,807)	(2,607,861)
Issuance of common stock, financing transactions, pre-merger	1,450,000	1,450	723,550				725,000
Issuance of common stock, financing transactions, post-merger	2,550,000	2,550	1,272,450				1,275,000
Merger consideration-pre-existing shareholders	15,000,000	15,000	(15,000)				-
Merger partner capital accounts			10,000			(10,000)	-
Issuance of common stock in conversion of indebtedness	27,158,657	27,159	2,009,291				2,036,450
Issuance of warrants			32,565				32,565
Foreign currency translation adjustment					141		141
Liquidation of inactive subsidiaries				4,694	(12,260)		(7,566)
Stock-based compensation expense			192,780				192,780
Change in fair market value of Series A warrants due to re-pricing			535,367				535,367

Balances at December 31, 2012	62,660,778	$62,661	$10,126,184	$-	$-	$(10,686,133)	(497,288)

Operating Results for the year ended December 31, 2013						(1,392,320)	(1,392,320)
Stock-based compensation expense			151,681				151,681

Balances at December 31, 2013	62,660,778	$62,661	$10,277,865	$-	$-	$(12,078,453)	$(1,737,927)

The accompanying notes are an integral part of these financial statements.

F - 5

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	For the Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,392,320)	$(2,606,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of Series A warrants due to re-pricing	-	535,367
Noncash interest expense on short-term notes	28,708	28,364
Noncash interest expense on notes payable	-	91,284
Noncash interest expense on warrants related to convertible notes	-	12,893
Noncash interest expense - beneficial conversion feature	-	136,074
Non-controlling interest	-	(1,054)
Stock-based compensation expense	151,681	192,780
Issuance of convertible notes in lieu of rent	-	6,597
Issuance of noncash warrants other than convertible notes related	-	32,565
Depreciation and amortization	31,057	40,163
Changes in operating assets and liabilities:
Accounts receivable -decrease (increase)	(10,461)	(9,615)
Inventory - decrease (increase)	(3,475)	(21,688)
Other current assets - decrease (increase)	(9)	(1,743)
Other long-term assets - decrease (increase)	7,102	(2,967)
Accounts payable - increase (decrease)	191,136	(136,979)
Deferred revenues - increase (decrease)	(6,000)	6,000
Deferred compensation - increase	220,306	202
Other current liabilities - increase (decrease)	(11,789)	16,777
Due to affiliates - increase (decrease)	-	(14,487)
Net cash used in operating activities	(794,064)	(1,696,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,962)
Liquidation of inactive affiliates	-	(7,566)
Net cash flows used in investing activities	-	(18,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term advances	728,838	-
Proceeds from issuance of short-term notes payable	-	143,385
Cancellation of intercompany short-term notes due to merger	-	(325,000)
Repayment of short-term notes payable	(59,711)	(20,731)
Proceeds from issuance of equity	-	2,000,000
Net cash provided by financing activities	669,127	1,797,654

Effect of exchange rates on changes in cash	-	141

Net increase (decrease) in cash and cash equivalents	(124,937)	82,993

Cash and cash equivalents, beginning of period	169,678	86,685

Cash and cash equivalents, end of period	$44,741	$169,678

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$9,237	$3,377
Debt and accrued interest converted to equity	$-	$2,036,450

The accompanying notes are an integral part of these financial statements.

F - 6

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

At December 31, 2013, the Company had cash of $44,741 but had not yet achieved profitable operations, had accumulated losses of $12,078,453 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

F - 7

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

F - 8

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

1. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company uses the accrual method of accounting and all amounts are denominated in United States dollars.

All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

F - 9

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. Federal returns for tax years ended December 31, 2009 and after remain open to examination as of December 31, 2013. The statute of limitations differ from state to state; however, generally tax years ended December 31, 2009 and after remain open to state examination as of December 31, 2013.

OTI and OAPS are not consolidated into the Company for purposes of United States tax filings and computations. OTLLC, OTD and OTLIC are limited liability companies and, as such, do not pay federal or state income taxes. Accordingly, no taxes have been accrued on the Company’s records for periods prior to the Merger.

F - 10

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

Leases

The Company leases office facilities under a non-cancelable operating lease. The Company recognizes rent on a straight-line basis over the lease term.

2. Inventory

Inventory consists of the following:

	December 31,	December 31,
	2013	2012
Raw materials	$88,486	$95,732
Work in process	6,028	-
Finished goods	6,417	884
Customer projects in process	-	840
Total Inventory	$100,931	$97,456

3. Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2013	2012

Leasehold improvements	$7,279	$7,279
Furniture and equipment	195,927	195,927
Property and equipment, gross	203,206	203,206
Accumulated depreciation	(189,470)	(181,498)
Net property and equipment	$13,736	$21,708

Depreciation expense was $7,972 and $17,080 for the years ended December 31, 2013 and 2012, respectively.

4. Intangible Assets

As of December 31, 2013 and December 31, 2012, the Company’s only intangible assets consisted of patents with a gross carrying cost of $320,795 and accumulated amortization of $206,143 and $183,059, respectively. The remaining weighted average amortization period was 5.0 years at December 31, 2013. The estimated aggregate amortization expense in each of the years ending December 31, 2014 through December 31, 2016, is $23,083 per year.

The balances as of December 31, 2013, including intangible assets and accumulated amortization, are detailed as follows:

F - 11

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

As of December 31, 2013
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(206,143)	$114,652

The balances as of December 31, 2012, including intangible assets and accumulated amortization, are detailed as follows:

As of December 31, 2012
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(183,059)	$137,736

Amortization expense for each of years ended December 31, 2013 and 2012 was $23,083.

5. Other Long Term Assets

Other long term assets consist of the following:

	December 31,	December 31,
	2013	2012
Investment in subsidiaries	$100	$100
Other receivables	-	7,102
Security deposits	6,597	6,597
Licenses	10,000	10,000
Total other assets	$16,697	$23,799

6. Deferred Compensation

Deferred compensation consists of the following:

	December 31,	December 31,
	2013	2012
Deferred wages	$231,104	$112,979
Deferred directors' fees	117,500	45,000
Accrued unpaid wages	20,227	-
Accrued taxes on deferred wages	18,142	8,688
Total deferred compensation	$386,973	$166,667

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

F - 12

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

Effective September 1, 2011, the agreements were revised to provide for the indefinite deferral of unpaid wages until sufficient external funding was obtained. Deferred wages due to employees at December 31, 2013 and December 31, 2012 were $231,104 and $112,979, respectively.

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

7. Other Short-Term Debt

Other short-term debt consists of the following:

	December 31,	December 31,
	2013	2012
Current portion, promissory notes payable	$53,738	$37,500
Other short-term debt	318,395	322,145
Short-term advances	706,670	-
Accrued interest	70,718	42,010
Total	$1,149,521	$401,655

“Current portion, promissory notes payable”

In December 2012, the Company executed a promissory note (the “Note”) payable to a former executive and current shareholder in order to consolidate its various obligations to such individual into a single instrument. The Note had an original balance of $211,418 and matures on September 16, 2016. Interest on the Note is incurred at WSJPrime plus one percent per annum, which has resulted in a constant interest rate of 4.25% through September 30, 2013. The Note requires monthly principal and interest payments of (a) $3,000 through September 30, 2013, (b) $4,500 from October 1, 2013 through September 30, 2014, (c) $6,000 from October 1, 2014 through September 30, 2015, (d) $7,500 from October 1, 2015 through September 30, 2016 and (e) all remaining principal on September 30, 2016. Through December 31, 2013, the Company has made $54,000 in payments, consisting of $43,524 in principal (principal repayments of $9,731 in the last quarter of 2012, and $33,793 in 2013) and $10,476 in interest (interest expense of $2,269 in the last quarter of 2012 and $8,207 in 2013). At December 31, 2013, accrued but unpaid interest was $—0—. The remaining Note principal balance was $167,894 at December 31, 2013, of which $53,738 is expected to be paid in the twelve months ending December 31, 2014, and is classified as the current portion of promissory notes payable in the table above. The remaining $114,156 principal balance has been classified as long term notes payable as of December 31, 2013.

“Other short-term debt” and “Accrued interest”

During the year ended December 31, 2011, OTLLC was unable to complete a financing deal with a private equity firm that had been expected to provide OTLLC with adequate capital. To fund continuing operations at a reduced level of expenditures, OTLLC received temporary funding from several sources. The Company has since repaid one source in full and the Company’s remaining obligation is included in the table above in Other Short-Term Debt. During 2013, the Company made payments totaling $3,750 on this obligation so that, as of December 31, 2013, $31,250 remained payable. In addition, a vendor previously required that the outstanding accounts payable balance of $287,145 be converted to a promissory note. Such note accrues interest at 10% annually ($70,718 accrued through December 31, 2013) and is payable upon demand. This note matured on December 15, 2011 and management has engaged in negotiations with the vendor to extend the note or replace it with a new promissory note.

F - 13

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

“Short-term advances”

During 2013, the Company’s operating cash flow and available cash were inadequate to fund operations. While management attempted to raise permanent external financing, certain outside parties agreed to advance the Company a limited amount of working capital funds to allow the Company to survive until permanent financing was secured.

In connection with the Merger, the Company received $2.0 million in proceeds from the private equity offering, issuing 4.0 million shares of common stock, par value $0.001 (along with warrants for the purchase an additional 4.0 million shares of common stock at the current exercise price of $0.50 per share and having a term of five (5) years). In the first nine months of 2013, investors holding certain of the warrants provided the Company with $390,000 in working capital funding by providing interim advances to the Company against the exercise of their warrants at a future time of the investors’ choice. The balance of those short-term advances was $390,000 as of December 31, 2013. No timing for the exercise of the warrants has been determined.

The total amount of temporary short-term advances to the Company in 2013 consisted of $728,838, including the $390,000 discussed above, $310,670 from EFL Tech N.V., and $28,168 from senior officers of the Company (of which $6,000 remained unpaid at December 31, 2013). At December 31, 2013, the remaining unpaid balance of short-term advances was $706,670.

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

F - 14

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

8. Other Current Liabilities

Other current liabilities at December 31, 2013, and December 31, 2012, consist of accrued corporate operating expenses as estimated by management, including accruals for legal, tax return, office overhead and accounting expenses.

9. Notes Payable

At December 31, 2013, notes payable of $114,156 consists entirely of the non-current portion of the promissory notes payable as described above in Note 7, “Current Portion of Promissory Notes and Other Short-Term Debt”.

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

Following the Conversion on August 31, 2012, none of the principal and interest of the Notes remained outstanding, but the holders of the Notes retained the detachable warrants to purchase common stock at $0.3125 per share that they had received in connection with their investment in the Notes. The following table shows the number of shares of common stock that would have been issued if all the warrants related to the Notes were exercised as of December 31, 2013 or December 31, 2012:

As of December 31, 2013 and December 31, 2012
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

F - 15

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

The Series C-1 convertible notes, issued in exchange for the Series A convertible notes, were determined to have an embedded beneficial conversion feature under the provisions of ASC 470-20, “Debt with Conversion and Other Options” based on the November 2010 market value of $1 per share and an exercise price of $.50 per share. In accordance with ASC470-20, an embedded conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. A discount of $972,070 was recorded at November 2010 for the Series C-1 convertible note issuances and amortization expense recognized in the amounts of $136,074 and $103,472 for the years ended December 31, 2012, and 2011, respectively. On August 31, 2012, in conjunction with the Conversion, the unamortized discount balance of $731,199 was written off. The unamortized discount balance as of December 31, 2012 was $—0—.

10. Leases

The Company’s only lease is for its office and production facility, consisting of approximately 9,957 square feet in a building located at 4251 Kellway Circle in Addison Texas. The Company is obligated to pay $6,597 per month through March 31, 2016. The Company began leasing its current facilities in April 2010 under an operating lease that extends through March 2016.

In August 2011 the Company reached an agreement with the lessor to issue Series C-3 notes as payment for the July 2011 through January 2012 rent. The Company also agreed to issue an additional $30,000 Series C-3 convertible note in exchange for the lessor’s acceptance of such agreement. This payment was amortized over the 7 months of rent paid by the note, increasing rent expense by $12,800 during the year ended December 31, 2011 (for the July – September 2011 amortization) and $4,300 for the year ended December 31, 2012 (for the January 2012 amortization).

Rent expense relating to the operating lease agreement was $77,860 (including a rent reduction due to utility under-utilization of $2,014, partially offset by late payment fees of $710) and $83,464 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the future minimum payments required under all operating leases with terms in excess of one year were as follows:

For the year ending December 31,	Amount
2014	79,164
2015	79,164
2016	19,791
2017	-
$178,119

11. Commitments and Contingencies

From time to time, the Company is engaged in various legal proceedings that are routine in nature and incidental to its business. At this time, there are no legal proceedings to which the Company is a party nor, to management’s knowledge, are any material legal proceedings contemplated.

As of December 31, 2013, only one of the Company’s employees was covered by an employment agreement. In general, the employment agreement contains non-compete provisions ranging from nine months to one year following the term of the applicable agreement.

12. Income Taxes

The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities at December 31, 2013 are as follows:

F - 16

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

December 31, 2013

Net operating loss carryforwards	$738,641

Depreciation	(2,838)

Amortization	11,178

Accrued miscellaneous	100,886

FMV warrants adjustment	182,025

Stock option compensation expense	115,040

Interest amortization	33,178

Total current deferred tax asset	1,178,110

Less: Valuation alllowance	(1,178,110)

Net current deferred tax asset	$-

The components of the provision for federal incomes taxes for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Current income tax benefit (expense)	-	-
Deferred income tax benefit (expense)	-	-
	-	-

The Company’s effective income tax rate differed from the U. S. Federal statutory rate as follows:

	2013	2012
U.S. Federal statutory rate	34.00%	34.00%
Permanent differences	-0.05%	-0.03%
Valuation allowance	-33.95%	-33.97%
States Taxes	0.00%	0.00%
State Deferred Tax Asset Adjustment	0.00%	0.00%
Other	0.00%	0.00%

Effective tax rate	0.00%	0.00%

The Company has net operating loss carry forwards of approximately $2,172,000 at December 31, 2013, which begin expiring in 2030. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has recorded a valuation allowance for all deferred tax assets at December 31, 2013.

F - 17

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

The Company has filed its tax returns as a corporation since inception. OTLLC is a limited liability company and, as such, does not pay income taxes. Prior to the Merger, OTLLC filed separate tax returns for each subsidiary that is a limited liability company and provided the applicable investors with appropriate personally individualized documentation. All returns for OTLLC, OTD and OTLIC are current through the 2012 tax year, including the partial year return for OTLLC for operations through the date of the Merger.

OTI was taxed in Singapore. All returns for OTI are current. OTI generated substantial tax losses during its existence and therefore received a tax refund of $5,181 in 2011 for estimated taxes paid prior to 2009. No anticipated tax liability existed at December 31, 2013.

OAPS was taxed in Hong Kong. All returns for OAPS are current. OAPS generated substantial tax losses during its existence and no anticipated tax liability existed at December 31, 2013.

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

F - 18

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

At April 30, 2012, 15,800,000 shares of common stock were issued and outstanding, consisting of the 15,000,000 post-split common shares plus the 800,000 shares issued in the fulfillment of the $400,000 in subscriptions on March 12, 2012. At the Closing of the Merger on May 4, 2012, the Company issued 16,502,121 additional shares to the former OTLLC members.

In June 2012, an additional 2,200,000 shares were issued in the fulfillment of the $1,100,000 in the remaining subscriptions received but had not yet been fulfilled. On August 31, 2012, the Conversion of the Notes (see Note 9) required the Company to issue 27,158,657 shares of common stock to the holders of the Notes. In September 2012, an additional 1,000,000 shares were issued in the fulfillment of the $500,000 in subscriptions received during July and August. There were 62,660,778 common shares outstanding as of December 31 of both 2013 and 2012.

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

On January 16, 2013, options for 423,796 shares were granted to employees and consultants for past services rendered, exercisable at $0.3425 per share and 100% vested on the grant date. The aggregate grant date fair market value of these option grants was $44,320, which was expensed in the first quarter of 2013.

F - 19

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

In September 2013, an option for 500,000 shares, exercisable at $0.1096 per share, with 100% vested on the first anniversary of the grant date, was granted to the Company’s chief executive officer under the 2012 Equity Incentive Plan. The grant date fair market value of this option grant was $18,820 of which $6,016 was expensed in 2013.

On May 2, 2013, non-executive directors were issued options for 300,000 shares, exercisable at $0.21 per share, 100% vested on the grant date, as compensation for such independent directors’ prior service. The $19,590 grant date fair market value of these option grants was expensed in the second quarter of 2013.

On November 2, 2013, non-executive directors were issued options for 300,000 shares, exercisable at $0.0418 per share, 100% vested on the grant date, as compensation for such independent directors’ prior service. The grant date fair market value of these option grants was $3,687, all of which was expensed in the fourth quarter of 2013.

As of December 31, 2013, there were options exercisable for 5,897,274 shares outstanding at an average exercise price of $0.207 per share, consisting of fully vested options for 5,397,274 shares at an average exercise price of $0.216 per share and an unvested option for 500,000 shares at an average exercise price of $0.1096 per share.

The Company has used the modified Black-Scholes model to estimate the fair value of employee options on the date of grant utilizing the assumptions noted below. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represents the period of time that the options are expected to be outstanding. Expected volatilities are based on historical volatilities of selected technology stock mutual funds. The dividend yield was zero since the Company will not be paying dividends for the foreseeable future. For stock option grants in 2013, the following assumptions were used:

Range of risk-free interest rates	0.650% – 3.018%
Expected term of options in years	5.003 – 10.006
Range of expected volatility	30.68% – 35.05%

F - 20

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

A summary of option activity for the years ended December 31, 2013 and December 31, 2012, follows:

	For the year ended December 31,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	3,529,771	$0.275	2,363,104	$0.188
Granted	2,607,503	$0.125	1,166,667	$0.452
Exercised	-	$-	-	$-
Forfeited and expired	(240,000)	$0.311	-	$-
Outstanding at the end of the year	5,897,274	$0.207	3,529,771	$0.275
Exercisable at the end of the year	5,397,274	$0.216	2,879,771	$0.255

The Company recognized total compensation expense related to the stock options (excluding independent director option grants) of $128,404 and $159,014 for the years ended December 31, 2013, and 2012, respectively. The acceleration of the vesting of unvested options as a result of the change in control that occurred on the Closing of the Merger on May 4, 2012, significantly increased the option compensation expense in the first half of 2012. Compensation expense is included in selling, general and administrative expenses in the consolidated statement of operations. Total unrecognized compensation expense related to unvested unit options was $12,804 and $46,143 at December 31, 2013 and 2012, respectively.

The weighted average grant date fair value of share options granted during the year ended December 31, 2013, was $0.054 per share.

Common stock options outstanding and exercisable at December 31, 2013, were as follows:

As of December 31, 2013
	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Number Outstanding
$0.030	765,000	10.01	765,000
$0.042	300,000	9.84	300,000
$0.080	227,500	9.75	227,500
$0.110	500,000	9.69	-
$0.125	1,943,104	6.88	1,943,104
$0.153	53,922	9.50	53,922
$0.185	81,081	9.35	81,081
$0.210	300,000	9.34	300,000
$0.250	240,000	5.01	240,000
$0.325	260,000	0.32	260,000
$0.343	340,000	9.05	340,000
$0.375	120,000	6.61	120,000
$0.395	266,667	8.85	266,667
$0.745	500,000	8.68	500,000
Total	5,897,274	7.96	5,397,274

F - 21

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

The stock options exercisable at December 31, 2013 had an aggregate intrinsic value of $354,314. No options were exercised during 2013 or 2012.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

Warrants

On March 12, 2012, as discussed in Note 13 above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In June 2012, the Company fulfilled subscriptions for the issuance of 2,200,000 shares along with warrants having the right to purchase 2,200,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In September 2012, the Company fulfilled subscriptions for the issuance of 1,000,000 shares along with warrants having the right to purchase 1,000,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Also in September 2012, the Company issued to a consultant warrants having the right to purchase 133,335 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Therefore, shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company and issued to consultants through December 31, 2013 are as follows:

	Number of shares potentially issuable	Weighted average exercise price
Balance, December 31, 2012	-	$-

Issued in fulfillment of subscriptions	4,000,000	0.50
Issued to consultant	133,335	0.50
Exercised	-	-

Balance, December 31, 2013	4,133,335	0.50

 When subscriptions were fulfilled by the Company, the warrants related to each individual subscription were dated as of the date the subscription funds were received by the Company, regardless of the date on which the obligation is ultimately fulfilled. Therefore, all warrants have a term of five years from date the subscription funds were received.

At December 31, 2013, the remaining number of years to expiration and the weighted average term to expiration for the 4,133,335 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

Expiration Date	Number of shares potentially issuable	Remaining years to expiration and weighted average	Fair Value of Warrants (at $0.50 exercise price)

October 26, 2016	200,000	2.82	$107,446
November 1, 2016	50,000	2.84	26,862
December 4, 2016	200,000	2.93	107,446
December 27, 2016	200,000	2.99	107,446
February 13, 2017	50,000	3.12	26,862
February 27, 2017	100,000	3.16	53,723
March 12, 2017	250,000	3.20	134,308
April 4, 2017	150,000	3.26	80,585
April 22, 2017	250,000	3.31	134,308
May 9, 2017	500,000	3.36	268,616
May 14, 2017	1,050,000	3.37	564,094
July 22, 2017	500,000	3.56	268,616
August 30, 2017	500,000	3.67	268,616
August 30, 2017	133,335	3.67	71,632
	4,133,335	3.34	$2,220,560

F - 22

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

At both December 31, 2013 and December 31, 2012, the Company had issued warrants for 8,013,440 shares of common stock to the holders of the Notes (see Note 9) and additional warrants for 107,672 shares of common stock to other individuals for a total of 8,121,112 warrants outstanding. Of the warrants outstanding, 42,672 were issued in 2009, exercisable at $0.375 per share and had a weighted average grant date fair value of $0.009. In 2010, 7,768,440 warrants were issued, exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.01. The remaining 310,000 warrants were issued in 2011, also exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.008. The Company used the modified Black-Scholes model to estimate the fair value of the warrants on the date of issuance. Under the provisions of FASB ASC 470-20-25, the Company allocated the fair value of the warrants at issuance and recorded debt discount and additional paid in capital in the amounts of $0 and $2,812 for the years ended December 31, 2012, and 2011, respectively. Noncash interest expense reflecting the amortization of debt discount related to the warrant issuances of $12,893 was recorded for the year ended December 31, 2012.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

15. Benefit Plans

The Company had established a 401(k) Plan (the “Plan”) for eligible employees of the Company, but in December 2012, the Company announced the termination of the Plan, primarily due the high cost relative to the inadequate employee participation. The Company was permitted to make discretionary contributions but no contributions have been made since 2009. In the year ended December 31, 2012, the Company paid $3,510 in maintenance fees.

16. Going Concern

The Company has accumulated losses from inception through December 31, 2013 of $12, 078,453, has minimal assets, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These factors may have potential adverse effects on the Company including the ceasing of operations.

On May 4, 2012, the Company completed the Merger with a publicly-traded company. See Note 13 above. During 2013, the Company survived only as a consequence of the receipt of $728,838 in temporary short term advances. Management believes that it will receive additional equity capital in 2014 although such funding is not guaranteed, nor is it guaranteed to be adequate for the Company’s requirements. If capital raising efforts are unsuccessful, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F - 23

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

18. Subsequent Events

The Company has evaluated subsequent events that occurred after December 31, 2013 through March 6, 2014, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements.

On January 21, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with EFL Tech B.V., a Netherlands corporation (“EFL Tech”). At the closing of the first tranche of issuances of shares of the Company’s common stock, par value $0.001 (the “Common Stock”) pursuant to the Subscription Agreement, on January 21, 2014 (the “First Closing”), the Company issued to EFL Tech an aggregate of 85,271,779 shares of Common Stock, and EFL Tech delivered $1,000,000 (of the net $1.5 million cash portion of the consideration for all share issuances under the Subscription Agreement) to the Company. Subsequent to the First Closing, on January 21, 2014, EFL Tech held 51.0% of the Company’s issued and outstanding Common Stock (46.0% on a fully diluted basis).

Other consideration provided to the Company at the First Closing for the sale of shares of Common Stock to EFL Tech consists of the following agreements, each of which was entered into and delivered by the Company and EFL Holdings Tech B.V., a Netherlands corporation (“EFL Holdings”), and an affiliate of EFL Tech, on January 21, 2014: (a) License Agreement granting the Company an exclusive, worldwide, perpetual, sub-licensable, royalty-free, paid-up license (the “License Agreement”) for all of EFL Holding’s EL-related patents, trademarks and other intellectual property, both U.S. and international (the “EFL Holdings IP”); (b) Equipment Lease Agreement for certain printing equipment used in the production of electroluminescent (“EL”) lamps, the Company’s principal product, which EFL Holdings valued at $1.5 million, at no cost to Oryon (the “Equipment Lease”); and (c) Business Relationship Agreement pursuant to which EFL Holdings covenants that it will not, directly or indirectly, provide services to or otherwise engage in the business of manufacturing, designing, marketing, selling or distributing EL, or any products incorporating the EFL Holdings IP, other than through the ownership, management and control of the Company by EFL Tech. The above-referenced agreements contemplate that the Company will license, and will manufacture and market products incorporating, its EL-related intellectual property and the EFL Holdings IP as a combined intellectual property portfolio.

At the closing of the second tranche under the Subscription Agreement, on or before February 28, 2014 (the “Second Closing”), EFL Tech is required to deliver to the Company additional funds in the amount of $250,000. At the Second Closing, the Company is required to issue to EFL Tech an additional 85,133,871 shares of Common Stock, at which time EFL Tech’s cumulative ownership will be 170,405,650 shares of Common Stock, constituting 63.0% of the Common Stock on a fully diluted basis. Additionally, at the closing of the third and final tranche under the Subscription Agreement, on or before March 31, 2014 (the “Third Closing”), EFL Tech is required to deliver to the Company additional funds in the amount of $250,000 (bringing the total amount of the cash component paid by EFL Tech to the Company in consideration for the issuance by the Company of shares of Common Stock to EFL Tech under the Subscription Agreement to $1,500,000). At the Third Closing, the Company is required to issue to EFL Tech an additional 129,832,877 shares of Common Stock, at which time EFL Tech’s cumulative ownership will be 300,238,527 shares of Common Stock, constituting 75.0% of the Common Stock on a fully diluted basis.

F - 24

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

As required by the Subscription Agreement, on January 21, 2014, the Company entered into certain exchange and release agreements (each an “Exchange Agreement” and collectively, the “Exchange Agreements”) by and between the Company and each member of a group of unsecured creditors of the Company (including current directors and executive officers). At the First Closing, pursuant to the Exchange Agreements the Company issued an aggregate of 19,267,010 shares of Common Stock, constituting 10.39% of the Common Stock on a fully diluted basis, in exchange for the settlement and release of $695,250 in unpaid and accrued debt to such creditors. Under the Exchange Agreements, the per-share exchange price for such debt was determined by the average of the closing prices of the Common Stock on the trading days commencing on December 1, 2013, and ending on January 20, 2014 (the day prior to the First Closing), which resulted in an exchange price of $0.036085 per share of Common Stock. The Company also paid the sum of $122,125 in cash to such creditors under the Exchange Agreement for the settlement and release of such amount of debt (for the settlement and release of a total of $817,375 of debt pursuant to the Exchange and Release Agreements).

The proceeds from the foregoing funding of $1,500,000 ($1,000,000 at the First Closing, consisting of $689,330 in cash plus the forgiveness of the obligation to repay the $310,670 in temporary unsecured advances that EFL Tech provided to the Company in periods prior to the First Closing, and the additional $250,000 payments by EFL Tech at each of the Second Closing and the Third Closing) will be used for general corporate purposes and the repayment of debt, including, but not limited to, the cash payments of $122,125 required to be made under the Exchange Agreements. At the First Closing, the Company paid the sum of $122,125 in cash, and issued an aggregate of 19,267,010 shares of Common Stock, to certain creditors, including directors and executive officers, for the settlement and release of a total of $817,375 of the Company's debt, pursuant to the Exchange Agreements.

F - 25

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

The following table shows the effects of the First Closing of the EFL transaction on the December 31, 2013, balance sheet. For purposes of this pro forma table, no value has been attributed to the Equipment Agreement or the License Agreement. The pro forma adjustments reflected on the balance sheet consist of:

(a)	The receipt of $1.25 million from EFL Tech (consisting of $689,330 received at the First Closing plus $310,670 in short term advances that EFL Tech had made to the Company in the months prior to the First Closing plus $250,000 from EFL Tech at the Second Closing);

(b)	The issuance of 189,603,379 shares of common stock, $0.001 par value, consisting of 85,271,779 shares issued to EFL Tech for the First Closing, 85,133,871 shares issued to EFL Tech for the Second Closing, and 19,197,729 shares issued in exchange for the settlement of $692,750 in obligations of the Company (actual issuance as of January 21, 2014, was 19,267,010 shares in settlement of $695,250 in Company obligations incurred through such date);

(c)	The pro forma cash payment of $121,500 as of December 31, 2013, (actual cash payment at January 21, 2014, was $122,125) in conjunction with the issuance of shares described in (b) above (for the aggregate settlement of obligations in the total amount of $814,250 as of December 31, 2013, and $817,375 as of January 21, 2014);

(d)	The reversal of $41,667 in deferred director’s fees that were waived by a former director;

(e)	The payment of $24,304 in accrued payroll taxes on compensation that had been accrued or deferred but settled as part of (b) and (c) above; and

(f)	The payment of $125,000 in principal of the Notes Payable, applied to the longest maturity portion of the promissory notes, and the payment of $31,250 in other short term debt.

F - 26

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

	Actual as of		Pro Forma as of
	December 31,	EFL Tech	December 31,
	2013	Adjustments	2013
ASSETS
CURRENT ASSETS
Cash	$44,741	$637,275	$682,016
Accounts Receivable, net of allowance for
doubtful accounts of $0 and $0, respectively	21,182	-	21,182
Inventory	100,931	-	100,931
Other current assets	8,716	-	8,716
Total current assets	175,570	637,275	812,845

PROPERTY AND EQUIPMENT, NET	13,736	-	13,736

INTANGIBLE ASSETS, NET	114,652	-	114,652

OTHER LONG-TERM ASSETS	16,697	-	16,697

TOTAL ASSETS	$320,655	$637,275	$957,930

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$378,184	$(97,249)	$280,935
Deferred compensation	386,973	(386,973)	-
Current portion of promissory notes and other short-term debt	1,149,521	(748,764)	400,757
Other current liabilities	29,748	-	29,748
Total current liabilities	1,944,426	(1,232,986)	711,440

NOTES PAYABLE, NET	114,156	(114,156)	-

Total liabilities	2,058,582	(1,347,142)	711,440

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none
issued and outstanding	-	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 62,660,778
shares issued and outstanding	62,661	189,604	252,265
Paid in capital	10,277,865	1,753,146	12,031,011
Accumulated deficit	(12,078,453)	41,667	(12,036,786)
Total equity (deficit)	(1,737,927)	1,984,417	246,490

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$320,655	$637,275	$957,930

The Company is currently evaluating the tax impacts, if any, of the ownership change. The federal and state net operating loss carryovers of the Company may be limited in the amount that can be recognized in any one year. The full impact of this evaluation has not been determined as of the date of issuance of the 2013 financial statements.

F - 27

INDEX TO EXHIBITS

2.1	Agreement & Plan of Merger dated March 9, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

3.1	Amended & Restated Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2012)

3.2	Amended & Restated Bylaws (approved on January 21, 2014) *

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 4, 2012)

10.1	Subscription Agreement, dated January 21, 2014, between EFL Tech B.V. and the Registrant (incorporated herein by reference to Exhibit 2 of Schedule 13D, filed on January 31, 2014)

10.2	Registration Right Agreement – Subscription Shares, dated January 21, 2014, between EFL Tech B.V. and the Registrant (incorporated herein by reference to Exhibit 3 of Schedule 13D, filed on January 31, 2014)

10.3	License Agreement, dated January 21, 2014, between EFL Holdings Tech B.V. and the Registrant (incorporated herein by reference to Exhibit 4 of Schedule 13D, filed on January 31, 2014)

10.4	Equipment Lease Agreement, dated January 21, 2014, between EFL Holdings Tech B.V. and the Registrant (incorporated herein by reference to Exhibit 5 of Schedule 13D, filed on January 31, 2014)

10.5	Business Relationship Agreement, dated January 21, 2014, between EFL Holdings Tech B.V. and the Registrant (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 7, 2014)

10.6	Form of Exchange and Release Agreement, dated January 21, 2014, between the Registrant and certain creditors of the Registrant (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 7, 2014)

10.7	Form of Registration Rights Agreement – Exchange Shares, dated January 21, 2014, between the Registrant and certain creditors of the Registrant (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 7, 2014)

10.8	Form of Series A Warrant (incorporated by reference to Exhibit B-2 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.9	Form of Series C Warrant (incorporated by reference to Exhibit B-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.10	Form of Securities Purchase Agreement and Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.11	Commercial Lease Agreement by and between 4257 Kellway General Partnership and OryonTechnologies, LLC dated April 1, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.12	Form of OryonTechnologies, LLC Series C-1 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.13	Form of OryonTechnologies, LLC Series C-2 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.14	Form of OryonTechnologies, LLC Series C-3 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.15	Form of Indemnification Agreement for Directors of Oryon Holdings, Inc. (incorporated by reference to Exhibit G-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

F - 28

10.16	Resignation and Release—Rizalyn Cabrillas (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.17	Resignation and Release—Crystal Coranes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.18	Employment Agreement effective as of September 6, 2012 by and between Oryon Technologies, Inc. and Thomas P. Schaeffer (incorporated by reference to Company’s Current Report on Form 8-K filed on September 12, 2012)**

10.19	Letter Amendment to Employment Agreement (Exhibit 10.18) from Thomas P. Schaeffer to the Registrant, dated January 21, 2014 **

16.1	Letter of Madsen & Associates CPA’s Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

21	List of Subsidiaries (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

23.1	Consent of Montgomery Coscia Greilich LLP*

24.1	Power of Attorney (included on the signature page hereto)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *+

101.SCH	XBRL Taxonomy Extension Schema Document *+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *+

*	Filed herewith

**	Management contract

+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

F - 29

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Addison, and the State of Texas, on March 7, 2014.

ORYON TECHNOLOGIES, INC.

By:	/s/ Thomas P. Schaeffer
Thomas P. Schaeffer
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

Name	Title	Date

/s/ Thomas P. Schaeffer	Chairman of the Board and	March 7, 2014
Thomas P. Schaeffer	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Pape	Chief Financial Officer	March 7, 2014
Mark E. Pape	(Principal Financial Officer and Principal
Accounting Officer), Secretary and Director

/s/ Clifton K-F. Shen	Director	March 7, 2014
Clifton K-F. Shen

/s/ Richard K. Hoesterey	Director	March 7, 2014
Richard K. Hoesterey

/s/ Larry L. Sears	Director	March 7, 2014
Larry L. Sears

F - 30

INDEX TO EXHIBITS

2.1	Agreement & Plan of Merger dated March 9, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

3.1	Amended & Restated Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2012)

3.2	Amended & Restated Bylaws (approved on January 21, 2014) *

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 4, 2012)

10.1	Subscription Agreement, dated January 21, 2014, between EFL Tech B.V. and the Registrant (incorporated herein by reference to Exhibit 2 of Schedule 13D, filed on January 31, 2014)

10.2	Registration Right Agreement – Subscription Shares, dated January 21, 2014, between EFL Tech B.V. and the Registrant (incorporated herein by reference to Exhibit 3 of Schedule 13D, filed on January 31, 2014)

10.3	License Agreement, dated January 21, 2014, between EFL Holdings Tech B.V. and the Registrant (incorporated herein by reference to Exhibit 4 of Schedule 13D, filed on January 31, 2014)

10.4	Equipment Lease Agreement, dated January 21, 2014, between EFL Holdings Tech B.V. and the Registrant (incorporated herein by reference to Exhibit 5 of Schedule 13D, filed on January 31, 2014)

10.5	Business Relationship Agreement, dated January 21, 2014, between EFL Holdings Tech B.V. and the Registrant (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 7, 2014)

10.6	Form of Exchange and Release Agreement, dated January 21, 2014, between the Registrant and certain creditors of the Registrant (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 7, 2014)

10.7	Form of Registration Rights Agreement – Exchange Shares, dated January 21, 2014, between the Registrant and certain creditors of the Registrant (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 7, 2014)

10.8	Form of Series A Warrant (incorporated by reference to Exhibit B-2 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.9	Form of Series C Warrant (incorporated by reference to Exhibit B-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.10	Form of Securities Purchase Agreement and Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.11	Commercial Lease Agreement by and between 4257 Kellway General Partnership and OryonTechnologies, LLC dated April 1, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.12	Form of OryonTechnologies, LLC Series C-1 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.13	Form of OryonTechnologies, LLC Series C-2 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.14	Form of OryonTechnologies, LLC Series C-3 Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.15	Form of Indemnification Agreement for Directors of Oryon Holdings, Inc. (incorporated by reference to Exhibit G-1 to the Agreement & Plan of Merger dated March 9, 2012 filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012)

10.16	Resignation and Release—Rizalyn Cabrillas (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

F - 31

10.17	Resignation and Release—Crystal Coranes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

10.18	Employment Agreement effective as of September 6, 2012 by and between Oryon Technologies, Inc. and Thomas P. Schaeffer (incorporated by reference to Company’s Current Report on Form 8-K filed on September 12, 2012)**

10.19	Letter Amendment to Employment Agreement (Exhibit 10.18) from Thomas P. Schaeffer to the Registrant, dated January 21, 2014 **

16.1	Letter of Madsen & Associates CPA’s Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

21	List of Subsidiaries (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 7, 2012)

23.1	Consent of Montgomery Coscia Greilich LLP*

24.1	Power of Attorney (included on the signature page hereto)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *+

101.SCH	XBRL Taxonomy Extension Schema Document *+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *+

*	Filed herewith

**	Management contract

+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

F - 32