Form 10-Q
period 2014-03-31
Oryon Technologies, Inc.
filed 2014-05-15
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2014, there were 252,333,438 shares of common stock, par value $0.001 per share, outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Filing for Protection Under Chapter 11 of the U.S. Bankruptcy Code

Oryon Technologies, Inc. (“Oryon” or the “Company”) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2014. The following is information relating to such filing.

1.	The name of the proceeding is In Re: Oryon Technologies, Inc., F/D/B/A Oryon Holdings, Inc., F/D/B/A Eaglecrest Resources, Debtor - EIN: 26-2623767 - 4251 Kellway Circle, Addison, Texas 75001.

2.	The identity of the court is The United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

3.	The above Court assumed jurisdiction of the above proceeding on May 6, 2014.

4.	No receiver, fiscal agent or similar officer has been appointed in the proceeding. No order confirming a plan of reorganization, arrangement or liquidation has been entered.

The filing was driven by a number of factors external to the Company’s on-going business, including the following:

a)	EFL Tech B.V., a Holland corporation (“EFL Holland”), which purchased a majority of Oryon's outstanding common stock under a Subscription Agreement that had its initial closing on January 21, 2014 (the “EFL Holland Transaction”), breached that agreement by failing to make a payment of $250,000 to Oryon on March 31, 2014 as required by such agreement.

b)	The composition of the Board of EFL Holland legally authorized to make decisions on behalf of, and the identity of the person(s) or entities legally authorized to vote the outstanding shares of, EFL Holland were misrepresented to Oryon, with different factions, advancing different agendas, vying for control of that company.

c)

Certain persons interested in EFL Holland, including George Hatzimihail, a director of EFL Holland, and his son, Alex Hatzimihail, Chief Executive Office of EFL Tech Pty. Ltd. (an Australian corporation) but upon information and belief with no formal legal position with or connection to EFL Holland (collectively, the “Interested Parties”), conspired with Tony Chahine (upon information and belief a/k/a Antoine Chahine-Badr) the Chief Executive Officer of Myant Capital Partners, Inc., an Ontario, Canada garment manufacturer (“Myant”), subsequent to the closing of the EFL Holland Transaction, to provide Myant with a significant equity interest in, and to enable it to obtain substantial influence over or control of the operations and business of, Oryon. The Board of Directors of Oryon (after prolonged negotiations, and after careful and deliberate consideration of Myant’s offers, its history of putting companies which it acquired into bankruptcy, and Tony Chahine’s history of involvement in numerous court cases) had previously rejected bids by Myant to purchase a controlling equity interest in Oryon as insufficient and not in the best interests of the creditors and stockholders.

d)

M. Richard Marcus, the former Chief Executive Officer and a current affiliate and significant stockholder of Oryon, brought a lawsuit against Oryon and certain of its directors with respect to the EFL transaction seeking, inter alia, to unwind the EFL Holland transaction so that he, together with certain other Oryon stockholders, could sell a majority interest in Oryon to a third party for a price that reflects a control premium. Such lawsuit has consumed appreciable operating funds and management time, negatively impacting Oryon’s business activities.

e)	The Interested Parties and Tony Chahine have also conspired with M. Richard Marcus to gain his support for their efforts as described in paragraph (c) above.

f)	The Marcus lawsuit, as well as a lawsuit brought by Myant, created a business environment in which it was not possible for Oryon to attract additional investment funds outside of the protection of the Bankruptcy Court.

Oryon believes that its extensive electroluminescent (EL) patent portfolio, production-ready Elastolite® flexible lighting products and technology, wearable electronics market interest and customer support can create a healthy business under the reorganization protection of the Bankruptcy Court.

Previously Filed Unauthorized Form 8-K

On May 7, 2014, a Form 8-K with a Date of Report of May 2, 2014 (the “May 2 Form 8-K”) was filed with the Securities and Exchange Commission (the “Commission”), purportedly on behalf of Oryon. However, the current and legally designated management of Oryon (the “Management”) had no knowledge of such Form 8-K, and was unaware of its existence until reviewing the same upon its filing with the Commission. Management disavows the May 2 Form 8-K, including the substance and legal efficacy of all assertions made therein.

Upon information and belief, the May 2 Form 8-K was filed by, on behalf or at the behest of, or with the involvement of, the group contesting control of Oryon’s Board, as follows:

1.	EFL Tech B.V. (by the actions of certain of its officers or directors), which breached its agreement to make a payment to Oryon of $250,000 under the Subscription Agreement between the parties dated as of January 21, 2014, and has otherwise failed to work in good faith with Oryon after purchasing a majority of Oryon’s stock on such date;
2.	M. Richard Marcus, the former Chief Executive Officer and current affiliate of Oryon, who has brought a lawsuit against Oryon and certain of its directors, seeking, inter alia, to unwind the EFL transaction and, acting together with certain other Oryon stockholders, to sell a controlling equity interest in Oryon to a third party; and
3.	Myant Capital Partners, Inc. (by the actions of its Chief Executive Officer, Tony Chahine, or certain other officers), which had offered in the Fall of 2013 to purchase a majority of Oryon’s stock; Oryon’s board of directors, after extensive negotiation and consideration, rejected Myant’s offer as insufficient.

Management believes that the purported actions or events described in the May 2 Form 8-K are not legally valid, and that the person or persons who filed, or who participated in or directed the filing of, such Form 8-K were not legally entitled to do so under the federal securities laws.

Upon information and belief, one or more of the Interested Parties, Tony Chahine and/or M. Richard Marcus contacted the vendor that Oryon uses to Edgarize and file periodic, current and other reports under the Securities Exchange Act of 1934 pursuant to the Securities and Exchange Commission’s (the “Commission”) EDGAR electronic filing system, purporting to be management of Oryon. Based on such misrepresentation, such persons prevailed upon such vendor to utilize the unique identifying codes and passwords supplied to Oryon by the Commission to file, on May 7, 2014, the May 2 Form 8-K.

Financial Statements – General

The accompanying consolidated balance sheets of Oryon Technologies, Inc. (the “Company”, “Oryon” or the “Registrant”) at March 31, 2014 (with comparative figures at December 31, 2013), the consolidated statements of operations for the quarters ended March 31, 2014 and 2013, the consolidated statements of cash flows for the three month periods ended March 31, 2014 and 2013, and the consolidated statement of changes in shareholders’ equity (deficit) for the three month periods ended March 31, 2014 and 2013, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included and all such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014, and in the Company’s other filings with the SEC since that date.

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

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$46,821	$44,741
Accounts Receivable, net of allowance for doubtful accounts of $0 and $0, respectively	38,780	21,182
Inventory (see note 2)	105,698	100,931
Other current assets	48,320	8,716
Total current assets	239,619	175,570

PROPERTY AND EQUIPMENT, NET (see note 3)	11,812	13,736

INTANGIBLE ASSETS, NET (see note 4)	108,881	114,652

OTHER LONG-TERM ASSETS (see note 5)	16,697	16,697

TOTAL ASSETS	$377,009	$320,655

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$254,816	$378,184
Deferred compensation (see note 6)	11,875	386,973
Current portion of promissory notes and other short-term debt (see note 7)	364,943	1,149,521
Other current liabilities (see note 8)	173,158	29,748
Total current liabilities	804,792	1,944,426

NOTES PAYABLE, NET (see note 9)	-	114,156

Total liabilities	804,792	2,058,582

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding (see note 13)	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 252,333,438 and 62,660,778 shares issued and outstanding (see note 13)	252,334	62,661
Paid in capital	12,046,391	10,277,865
Accumulated deficit	(12,726,508)	(12,078,453)
Total equity (deficit)	(427,783)	(1,737,927)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$377,009	$320,655

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Quarters Ended March 31, 2014 and 2013

	For the Quarters Ended March 31,
	2014	2013
REVENUES
Product sales	$24,444	$16,754
Cost of goods sold	(7,827)	(4,753)
Gross profit	16,617	12,001
Other	-	-
Total revenues	16,617	12,001
OPERATING EXPENSES
Applications development
Wages	12,250	36,866
Payroll taxes and benefits	6,248	9,725
Materials, equipment, services	95,722	48,760
Office and overhead	6,098	7,148
Total applications development expense	120,318	102,499
Sales and Marketing
Wages	-	18,000
Payroll taxes and benefits	-	1,407
Overhead	5,203	2,009
Outside services	4,000	-
Travel and entertainment	4,717	4,573
Total sales and marketing expense	13,920	25,989
General and Administrative
Wages	39,018	69,999
Payroll taxes and benefits	12,406	84,602
Overhead	38,509	32,574
Outside services	405,146	103,003
Travel and entertainment	19,183	1,632
Total general and administrative expense	514,262	291,810
Depreciation and Amortization	7,695	7,972

Total loss from operations	(639,578)	(416,269)

OTHER INCOME (EXPENSE)
Interest income	17	-
Interest expense	(8,494)	(9,209)
Total other income (expense)	(8,477)	(9,209)

NET LOSS BEFORE TAX	(648,055)	(425,478)

INCOME TAXES (see note 12)	-	-

NET LOSS AFTER TAX	$(648,055)	$(425,478)

Loss per share: basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding	172,131,072	62,660,778

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

For the Quarters Ended March 31, 2014 and 2013

	Shares	Common Stock, $0.001 par value	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2012	62,660,778	$62,661	$10,126,184	$-	$(10,686,133)	$(497,288)

Operating Results for the quarter ended March 31, 2013					(425,478)	(425,478)
Stock-based compensation expense			77,418			77,418

Balances at March 31, 2013	62,660,778	$62,661	$10,203,602	$-	$(11,111,611)	$(845,348)

Balances at December 31, 2013	62,660,778	$62,661	$10,277,865	$-	$(12,078,453)	$(1,737,927)

Operating Results for the quarter ended March 31, 2014					$(648,055)	(648,055)
Issuance of common stock, financing transactions	170,405,650	170,406	1,079,594			1,250,000
Issuance of common stock in settlement of liabilities	19,267,010	19,267	675,983			695,250
Stock-based compensation expense			12,949			12,949

Balances at March 31, 2014	252,333,438	$252,334	$12,046,391	$-	$(12,726,508)	$(427,783)

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Quarters Ended March 31, 2014 and 2013

	For the Quarters Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(648,055)	$(425,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense on short-term notes	7,080	7,073
Stock-based compensation expense	12,949	77,418
Depreciation and amortization	7,696	7,972
Changes in operating assets and liabilities:		-
Accounts receivable -decrease (increase)	(17,598)	8,198
Inventory - decrease (increase)	(4,767)	(2,544)
Other current assets - decrease (increase)	(39,604)	(9,819)
Other long-term assets - decrease (increase)	-	100
Accounts payable - increase (decrease)	(123,369)	48,596
Deferred revenues - increase (decrease)	-	(2,865)
Deferred compensation - increase (decrease)	(375,098)	40,092
Other current liabilities - increase (decrease)	143,410	(6,153)
Net cash used in operating activities	(1,037,356)	(257,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term advances	-	100,000
Repayment of short-term debt and notes payable	(205,144)	(8,381)
Settlement of short-term debt by issuance of equity	(390,000)	-
Conversion of investor short-term advances into equity	(310,670)	-
Equity issued in conversion of investor short-term advances	310,670	-
Net cash proceeds from issuance of equity	939,330	-
Issuance of equity in settlement of short-term debt and other liabilities	695,250	-
Net cash provided by financing activities	1,039,436	91,619

Net increase (decrease) in cash and cash equivalents	2,080	(165,791)

Cash and cash equivalents, beginning of period	44,741	169,678

Cash and cash equivalents, end of period	$46,821	$3,887

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,414	$2,136
Debt and accrued interest converted to equity	$1,005,920	$-

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

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

Oryon filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2014. At March 31, 2014, the Company had cash of $46,821 and had not yet achieved profitable operations. The Company has accumulated losses of $12,726,508 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to reorganize under the protection of the Bankruptcy Court is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014, and in the Company’s other filings with the SEC since that date. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

March 31, 2014

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

The EFL Transaction

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

Other consideration provided to the Company at the First Closing for the sale of shares of Common Stock to EFL Tech consists of the following agreements, each of which was entered into and delivered by the Company and EFL Holdings Tech B.V., a Netherlands corporation (“EFL Holdings”), and an affiliate of EFL Tech, on January 21, 2014: (a) License Agreement granting the Company an exclusive, worldwide, perpetual, sub-licensable, royalty-free, paid-up license (the “License Agreement”) for all of EFL Holding’s EL-related patents, trademarks and other intellectual property, both U.S. and international (the “EFL Holdings IP”); (b) Equipment Lease Agreement for certain printing equipment used in the production of electroluminescent (“EL”) lamps, the Company’s principal product, which EFL Holdings valued at $1.5 million, at no cost to Oryon (the “Equipment Lease”); and (c) Business Relationship Agreement pursuant to which EFL Holdings covenants that it will not, directly or indirectly, provide services to or otherwise engage in the business of manufacturing, designing, marketing, selling or distributing EL, or any products incorporating the EFL Holdings IP, other than through the ownership, management and control of the Company by EFL Tech. The above-referenced agreements contemplate that the Company will license, and will manufacture and market products incorporating, its EL-related intellectual property and the EFL Holdings IP as a combined intellectual property portfolio. Collectively, the above referenced agreements and the Subscription Agreement are referred to herein as the “EFL Transaction”.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

At the closing of the second tranche under the Subscription Agreement, on or before February 28, 2014 (the “Second Closing”), EFL Tech delivered to the Company additional funds in the amount of $250,000 and the Company issued to EFL Tech an additional 85,133,871 shares of Common Stock, at which time EFL Tech’s cumulative ownership became 170,405,650 shares of Common Stock, constituting 63.0% of the Common Stock on a fully diluted basis. . EFL Tech also obtained the right to nominate one additional director to the Company’s Board (but has not yet done so), giving it the right to nominate two members of the seven-member Board.

EFL Tech failed to pay the third and final tranche of $250,000 that was required by the Subscription Agreement to be paid to the Company on or before March 31, 2014 (the “Third Closing”). At the Third Closing, EFL Tech was required to deliver to the Company additional funds in the amount of $250,000 (bringing the total amount of the cash component that would have been paid by EFL Tech to the Company in consideration for the issuance by the Company of shares of Common Stock to EFL Tech under the Subscription Agreement to $1,500,000). At the Third Closing, the Company would have been required to issue to EFL Tech an additional 129,832,877 shares of Common Stock, at which time EFL Tech’s cumulative ownership would have been 300,238,527 shares of Common Stock, constituting 75.0% of the Common Stock on a fully diluted basis.

As required by the Subscription Agreement, on January 21, 2014, the Company entered into certain exchange and release agreements (each an “Exchange Agreement” and collectively, the “Exchange Agreements”) by and between the Company and each member of a group of unsecured creditors of the Company (including current directors and executive officers). At the First Closing, pursuant to the Exchange Agreements the Company issued an aggregate of 19,267,010 shares of Common Stock, constituting 10.39% of the Common Stock on a fully diluted basis, in exchange for the settlement and release of $695,250 in unpaid and accrued debt to such creditors. Under the Exchange Agreements, the per-share exchange price for such debt was determined by the average of the closing prices of the Common Stock on the trading days commencing on December 1, 2013, and ending on January 20, 2014 (the day prior to the First Closing), which resulted in an exchange price of $0.036085 per share of Common Stock. The Company also paid the sum of $122,125 in cash to such creditors under the Exchange Agreement for the settlement and release of such amount of debt (for the settlement and release of a total of $817,375 of debt pursuant to the Exchange Agreements).

The proceeds from the foregoing funding of $1,250,000 ($1,000,000 at the First Closing, consisting of $689,330 in cash plus the forgiveness of the obligation to repay the $310,670 in temporary unsecured advances that EFL Tech provided to the Company in periods prior to the First Closing, and the additional $250,000 payment by EFL Tech at the Second Closing) have been used for general corporate purposes and the repayment of debt, including, but not limited to, the required cash payments of $122,125 made under the Exchange Agreements.

The Company’s common stock is quoted on the OTCQB tier of the U.S. OTC Markets under the symbol ORYNQ.

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

March 31, 2014

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

March 31, 2014

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. Federal returns for tax years ended December 31, 2010 and after remain open to examination as of December 31, 2013. The statute of limitations differ from state to state; however, generally tax years ended December 31, 2010 and after remain open to state examination as of December 31, 2013.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

2. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$97,860	$88,486
Work in process	-	6,028
Finished goods	7,838	6,417
Total Inventory	$105,698	$100,931

3. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2014	2013

Leasehold improvements	$7,279	$7,279
Furniture and equipment	195,927	195,927
Property and equipment, gross	203,206	203,206
Accumulated depreciation	(191,394)	(189,470)
Net property and equipment	$11,812	$13,736

Depreciation expense was $1,924 and $2,201 for the three month periods ended March 31, 2014 and 2013, respectively.

4. Intangible Assets

As of March 31, 2014 and December 31, 2013, the Company’s only intangible assets consisted of patents with a gross carrying cost of $320,795 and accumulated amortization of $211,914 and $206,143, respectively. The remaining weighted average amortization period was 6.6 years at December 31, 2013. The estimated aggregate amortization expense in each of the years ending December 31, 2014 through December 31, 2017, is $23,084 per year.

The balances as of March 31, 2014, including intangible assets and accumulated amortization, are detailed as follows:

As of March 31, 2014
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(211,914)	$108,881

The balances as of December 31, 2013, including intangible assets and accumulated amortization, are detailed as follows:

As of December 31, 2013
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(206,143)	$114,652

Amortization expense was $5,771 for each of the three month periods ended March 31, 2014 and 2013.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

5. Other Long Term Assets

Other long term assets consist of the following:

	March 31,	December 31,
	2014	2013
Investment in subsidiaries	$100	$100
Security deposits	6,597	6,597
Licenses	10,000	10,000
Total other assets	$16,697	$16,697

6. Deferred Compensation

Deferred compensation consists of the following:

	March 31,	December 31,
	2014	2013
Deferred wages	$-	$231,104
Deferred directors' fees	11,875	117,500
Accrued unpaid wages	-	20,227
Accrued taxes on deferred wages	-	18,142
Total deferred compensation	$11,875	$386,973

Effective September 1, 2011, employment agreements with certain executives were revised to provide for the indefinite deferral of unpaid wages until sufficient external funding was obtained. The aggregate deferred compensation as of December 31, 2013, was $231,104 and an additional $3,125 was deferred during the first quarter of 2014 between January 1, 2014 and January 21, 2014. As required by the Subscription Agreement, on January 21, 2014, the Company entered into Exchange Agreements by and between the Company and all persons who were owed deferred compensation. At the First Closing, pursuant to such Exchange Agreements, the Company issued an aggregate of 5,192,832 shares of Common Stock in exchange for the settlement and release of $187,383 in deferred compensation. Under the Exchange Agreements, the per-share exchange price for such debt was determined by the average of the closing prices of the Common Stock on the trading days commencing on December 1, 2013, and ending on January 20, 2014 (the day prior to the First Closing), which resulted in an exchange price of $0.036085 per share of Common Stock. The Company also paid the sum of $46,846 in cash to such creditors under the Exchange Agreement for the settlement and release of such amount of deferred compensation (for the settlement and release of a total of $234,229 of deferred compensation pursuant to such Exchange Agreements). The cash payment of $46,846 represented 20% of the total deferred compensation of $234,229 and provided the recipients with some liquidity to pay Federal employment taxes on the compensation Subsequent to completion of the Exchange Agreements, there were no deferred wages and the balance as of March 31, 2014, was $0.

An accrual equal to 7.85% of the deferred wages had been established for the employer’s Social Security and Medicare tax obligations that would be required to be paid at the time the deferred wages are paid. Such taxes were paid in full due to the settlement of the deferred wages as described above.

In November 2012, the Compensation Committee of the Board of Directors and the Board of Directors both approved a program of compensation for independent directors to compensate non-management directors for their services. Management directors receive no compensation for board service. Compensation for independent director services was established as $5,000 per calendar quarter, due at the end of each calendar quarter for services rendered during such period. In addition, the chairman of the Audit Committee receives extra compensation of $1,875 per calendar quarter and the chairman of the Compensation Committee receives extra compensation of $1,250 per calendar quarter. However, payment of cash compensation for director services has been deferred by the Board of Directors indefinitely. Directors are not paid for meetings attended.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

The aggregate deferred directors’ fees as of December 31, 2013, were $117,500. As required by the Subscription Agreement, on January 21, 2014, the Company entered into Exchange Agreements by and between the Company and certain members of the board of directors who were owed deferred compensation for past board service. At the First Closing, pursuant to such Exchange Agreements, the Company issued an aggregate of 1,681,217 shares of Common Stock in exchange for the settlement and release of $60,667 in deferred directors’ fees. Under the Exchange Agreements, the per-share exchange price for such debt was determined by the average of the closing prices of the Common Stock on the trading days commencing on December 1, 2013, and ending on January 20, 2014 (the day prior to the First Closing), which resulted in an exchange price of $0.036085 per share of Common Stock. The Company also paid the sum of $15,167 in cash to such directors under the Exchange Agreement for the settlement and release of such amount of deferred directors’ fees (for the settlement and release of a total of $75,833 of deferred directors’ fees pursuant to such Exchange Agreements). The cash payment of $15,167 represented 20% of the settled deferred directors’ compensation of $75,833 and provided the recipients with some liquidity to pay Federal employment taxes on the compensation. One former director agreed to waive payment of deferred directors’ compensation in the aggregate amount of $41,667, which amount was applied to reduce directors’ expense in the first quarter of 2014.

The deferred directors’ compensation of $11,875 as of March 31, 2014, represents the accrual for director services in the first quarter of 2014.

7. Current Portion of Promissory Notes and Other Short-Term Debt

Other short-term debt consists of the following:

	March 31,	December 31,
	2014	2013
Current portion, promissory notes payable	$-	$53,738
Other short-term debt	287,145	318,395
Short-term advances	-	706,670
Accrued interest	77,798	70,718
Total	$364,943	$1,149,521

“Current portion, promissory notes payable”

In December 2012, the Company executed a promissory note (the “Note”) payable to a former executive and current shareholder in order to consolidate its various obligations to such individual into a single instrument. The Note had an original balance of $211,418 and would have matured on September 16, 2016. Interest on the Note is incurred at WSJPrime plus one percent per annum, which has resulted in a constant interest rate of 4.25% through March 31, 2014. The Note required monthly principal and interest payments of (a) $3,000 through March 31, 2014, (b) $4,500 from October 1, 2013 through September 30, 2014, (c) $6,000 from October 1, 2014 through September 30, 2015, (d) $7,500 from October 1, 2015 through September 30, 2016 and (e) all remaining principal on September 30, 2016. The remaining Note principal balance at December 31, 2013 of $167,894 was repaid in full during the first quarter of 2014 from a portion of the proceeds from the EFL Transaction.

“Other short-term debt” and “Accrued interest”

During the year ended December 31, 2011, OTLLC was unable to complete a financing deal with a private equity firm that had been expected to provide OTLLC with adequate capital. To fund continuing operations at a reduced level of expenditures, OTLLC received temporary funding from several sources. The Company’s remaining obligation as of December 31, 2013, was $31,250, included in the table above as other short-term debt. Such obligation was repaid in full during the first quarter of 2014.

In addition, a vendor previously required that the outstanding accounts payable balance of $287,145 be converted to a promissory note. Such note accrues interest at 10% annually ($77,798 and $70,718 accrued through March 31, 2014, and December 31, 2013, respectively) and is payable upon demand. This note matured on December 15, 2011 and management has engaged in negotiations with the vendor to extend the note or replace it with a new promissory note.

 ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

“Short-term advances”

In connection with the Merger, the Company received $2.0 million in proceeds from the private equity offering, issuing 4.0 million shares of common stock, par value $0.001 (along with warrants for the purchase an additional 4.0 million shares of common stock at the current exercise price of $0.50 per share and having a term of five (5) years). In the first nine months of 2013, investors holding certain of the warrants provided the Company with $390,000 in financial support by providing short-term advances to the Company against the exercise of their warrants at a future time of the investors’ choice. The balance of the short-term advances was $390,000 as of December 31, 2013. Since the Company’s stock price in January 2014 was far below the exercise price of the warrants, EFL Tech required that the Company enter into an Exchange Agreement with the investors who had provided the short-term advances in order to eliminate this obligation. At the First Closing, pursuant to such Exchange Agreement the Company issued an aggregate of 10,807,815 shares of Common Stock, in exchange for the settlement and release of $390,000 in short-term advances from such creditors. Under the Exchange Agreement, the per-share exchange price for such debt was determined by the average of the closing prices of the Common Stock on the trading days commencing on December 1, 2013, and ending on January 20, 2014 (the day prior to the First Closing), which resulted in an exchange price of $0.036085 per share of Common Stock.

At December 31, 2013, short-term advances consisted of (a) the $390,000 from investors as described above, (b) $310,670 in short term advances from EFL Tech to be credited against the equity investment to be made at the First Closing, and (c) a loan to the Company of $6,000 from the Company’s Chief Executive Officer, which was repaid in cash after the First Closing.

8. Other Current Liabilities

Other liabilities at March 31, 2014, and December 31, 2013, consist of accrued corporate operating expenses as estimated by management, including accruals for legal, tax preparation and accounting expenses.

9. Notes Payable, Net

At December 31, 2013, notes payable consisted entirely of the non-current portion of the promissory note (the “Note”) discussed above in Note 7, “Current Portion of Promissory Notes and Other Short-Term Debt”. The Note was repaid in full during the first quarter of 2014.

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

Following the Conversion on August 31, 2012, none of the principal and interest of the Notes remained outstanding, but the holders of the Notes retained the detachable warrants to purchase common stock at $0.3125 per share that they had received in connection with their investment in the Notes. The following table shows the number of shares of common stock that would have been issued if all the warrants related to the Notes were exercised as of March 31, 2014 and as of December 31, 2013:

As of March 31, 2014 and December 31, 2013
Convertible Debt	Conversion Price	Principal and Interest Amounts	Potential Shares Issued if Notes Converted	Shares Issued if Series C Warrants Exercised @ $0.3125
Series C-1 Notes	N/A	$-	-	2,841,440
Series C-2 Notes	N/A	-	-	3,200,000
Series C-3 Notes	N/A	-	-	1,972,000
		$-	-	8,013,440

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

The Company has not included these share equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

10. Leases

The Company’s only lease is for its office and production facility, consisting of approximately 9,957 square feet in a building located at 4251 Kellway Circle in Addison Texas. The Company is obligated to pay $6,597 per month through March 31, 2016. The Company began leasing its current facilities in April 2010 under an operating lease that extends through March 2016.

Rent expense relating to the operating lease agreement was $19,791 for each of the three month periods ended March 31, 2014 and 2013.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

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

Other Commitments and Contingencies

As of March 31, 2014, only one of the Company’s employees was covered by an employment agreement. In general, the employment agreement contains non-compete provisions ranging from three months to one year following the termination of employment.

12. Income Taxes

The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities at March 31, 2014 are as follows:

March 31, 2014

Net operating loss carryforwards	$1,045,311

Depreciation	(2,977)

Amortization	12,854

Accrued miscellaneous	7,875

FMV warrants adjustment	182,025

Stock option compensation expense	119,443

Interest amortization	33,178

Total current deferred tax asset	1,397,709

Less: Valuation allowance	(1,397,709)

Net current deferred tax asset	$-

The Company has net operating loss carry forwards of approximately $3,074,000 at March 31, 2014, which begin expiring in 2030. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has recorded a valuation allowance for all deferred tax assets at March 31, 2014.

The Company is currently evaluating the tax impacts, if any, of the ownership change. The federal and state net operating loss carryovers of the Company may be limited in the amount that can be recognized in any one year. The full impact of this evaluation has not been determined as of the date of these financial statements.

13. Capital

The Company was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001. On August 6, 2010, the Company effected a forward split of its shares of common stock on the basis of six new shares for one existing share, and amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, with a par value of $0.006 per share. On October 31, 2011, certain shareholders, including two executive officers, surrendered, in aggregate, 30,000,000 shares of the Company’s common stock for cancellation. On November 17, 2011, an additional 1,000,000 shares were surrendered for cancellation. On November 4, 2011, the Board of Directors reduced the par value of the common shares from $0.006 to $0.001 per share. As of March 31, 2014 and December 31, 2013, 29,000,000 post-split common shares were issued and outstanding. The post-split common shares are shown as split from the date of inception.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

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

On January 16, 2013, options for 423,796 shares were granted to employees and consultants for past services rendered, exercisable at $0.3425 per share and 100% vested on the grant date. The expense related to these option grants was $44,320 in 2013.

On May 2, 2013, non-executive directors were issued options for 300,000 shares, exercisable at $0.21 per share, 100% vested on the grant date, as compensation for such independent directors’ past service. The $19,590 grant date fair market value of these option grants was expensed in 2013.

On May 6, 2013, a consultant was issued an option for 81,081 shares, exercisable at $0.185 per share, 100% vested on the grant date, as compensation for such consultant’s past service. The $8,205 grant date fair market value of these option grants was expensed in 2013. Also, on June 28, 2013, the consultant was issued an option for 53,922 shares, exercisable at $0.153 per share, 100% vested on the grant date, as compensation for such consultant’s service in the second quarter. The $6,334 grant date fair market value of these option grants was expensed in 2013. Also, on March 31, 2014, the consultant was issued an option for 181,500 shares, exercisable at $0.10 per share, 100% vested on the grant date, as compensation for such consultant’s service in the first quarter of 2014. The $8,321 grant date fair market value of these option grants was expensed in the first quarter of 2014.

In September 2013, an option for 500,000 shares, exercisable at $0.1096 per share, with 100% vested on the first anniversary of the grant date, was granted to the Company’s chief executive officer under the 2012 Equity Incentive Plan. The grant date fair market value of this option grant was $18,820 of which $6,016 was expensed in 2013.

In November 2013, non-executive directors were issued options for 300,000 shares, exercisable at $0.0418 per share, 100% vested on the grant date, as compensation for such independent directors’ prior service. The grant date fair market value of these option grants was $3,687, all of which was expensed in 2013.

At March 31, 2014, there were options exercisable for 6,078,774 shares outstanding at an average exercise price of $0.204 per share, consisting of fully vested options for 5,578,774 shares at an average exercise price of $0.212 per share and an unvested option for 500,000 shares at an exercise price of $0.1096 per share.

Stock Options

The Company uses the modified Black-Scholes model to estimate the fair value of employee options on the date of grant utilizing the assumptions noted below. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represents the period of time that the options are expected to be outstanding. Expected volatilities are based on historical volatilities of selected technology stock mutual funds. The dividend yield was zero since the Company will not be paying dividends for the foreseeable future. For stock option grants in 2012, the following assumptions were used:

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

Range of risk-free interest rates	0.669% - 2.812%

Expected term of options in years	5.003 – 6.256

Range of expected volatility	34.70% – 38.42%

A summary of option activity for the years ended December 31, 2013 and 2012 follows:

	For the year ended December 31,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	3,529,771	$0.275	2,363,104	$0.188
Granted	2,607,503	$0.125	1,166,667	$0.452
Exercised	-	$-	-	$-
Forfeited and expired	(240,000)	$0.311	-	$-
Outstanding at the end of the year	5,897,274	$0.204	3,529,771	$0.275
Exercisable at the end of the year	5,397,274	$0.212	2,879,771	$0.255

The Company recognized total compensation expense related to the stock options of $12,949 and $77,418 during the three month periods ended March 31, 2014, and 2013, respectively. Compensation expense related to stock options is included in selling, general and administrative expenses in the consolidated statement of operations. Total unrecognized compensation expense related to unvested unit options was $8,176 and $12,804 at March 31, 2014, and December 31, 2013, respectively.

The weighted average grant date fair value of share options granted during the three month period ended March 31, 2014 was $0.100 per share.

Common stock options outstanding and exercisable at March 31, 2014 were as follows:

As of March 31, 2014
	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Number Outstanding
$0.030	765,000	9.76	765,000
$0.042	300,000	9.60	300,000
$0.080	227,500	9.51	227,500
$0.100	181,500	10.00	181,500
$0.110	500,000	9.44	-
$0.125	1,943,104	6.64	1,943,104
$0.153	53,922	9.25	53,922
$0.185	81,081	9.10	81,081
$0.210	300,000	9.09	300,000
$0.250	240,000	4.76	240,000
$0.325	260,000	0.07	260,000
$0.343	340,000	8.80	340,000
$0.375	120,000	6.36	120,000
$0.395	266,667	8.61	266,667
$0.745	500,000	8.44	500,000
Total	6,078,774	7.79	5,578,774

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

The stock options exercisable at December31, 2013, had an aggregate intrinsic value of $354,314. No options were exercised during 2014 or 2013.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

Warrants

On March 12, 2012, as discussed in Note 13 above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In June 2012, the Company fulfilled subscriptions for the issuance of 2,200,000 shares along with warrants having the right to purchase 2,200,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In September 2012, the Company fulfilled subscriptions for the issuance of 1,000,000 shares along with warrants having the right to purchase 1,000,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Also in September 2012, the Company issued to a consultant warrants having the right to purchase 133,335 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Therefore, shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company and issued to consultants as of March 31, 2014 are as follows:

	Number of shares potentially issuable	Weighted average exercise price

Issued in fulfillment of subscriptions	4,000,000	0.50
Issued to consultant	133,335	0.50
Exercised	-	-

Total shares potentially issuable as of March 31, 2014	4,133,335	0.50

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

At March 31, 2014, the remaining number of years to expiration and the weighted average term to expiration for the 4,133,335 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

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

At both March 31, 2014 and December 31, 2013, the Company had issued warrants for 8,013,440 shares of common stock to the holders of the Notes (see note 9) and additional warrants for 107,672 shares of common stock to other individuals for a total of 8,121,112 warrants outstanding. Of the warrants outstanding, 42,672 were issued in 2009, exercisable at $0.375 per share and had a weighted average grant date fair value of $0.009. In 2010, 7,768,440 warrants were issued, exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.01. The remaining 310,000 warrants were issued in 2011, also exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.008. The Company uses the modified Black-Scholes model to estimate the fair value of warrants on the date of issuance.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

March 31, 2014

(Unaudited)

15. Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company, but in December 2012, the Company announced the termination of the Plan, primarily due to the high cost relative to the inadequate employee participation. Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service were eligible to participate in the Plan. The Plan was a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost of living adjustments. The Company was permitted to make discretionary contributions but no Company contributions had been made in 2014 or 2013.

16. Going Concern

The Company has accumulated losses from inception through March 31, 2014 of $12,726,508, has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations.

The Company is currently seeking additional capital to fund its operations through the foreseeable future. If capital raising efforts are unsuccessful, discontinuance of operations is likely. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

17. Subsequent Events

Oryon filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2014, as reported on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2014.

The Company has evaluated subsequent events that occurred after March 31, 2014 through May 15, 2014, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations of Oryon Technologies, Inc. and its subsidiaries for the three month periods ended March 31, 2014 and 2013 and its financial condition as of March 31, 2014 and December 31, 2013, should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Comparison of the Three months ended March 31, 2014 to the Three months ended March 31, 2013

Gross Profit and Other Revenues

	For the Quarters Ended March 31,
	2014	2013	Change from 2013 to 2014
	$	$	$	%
Revenues
Product sales	24,444	16,754	7,690	45.9%
Cost of goods sold	(7,827)	(4,753)	(3,074)	64.7%
Gross profit	16,617	12,001	4,616	38.5%
Royalty and license fees	-	-	-
Other	-	-	-
Total revenues	16,617	12,001	4,616	38.5%

Gross profit margin	68.0%	71.6%

Product sales increased $7.7 thousand, or 45.9%, to $24.4 thousand for the three months ended March 31, 2014 from $16.8 thousand for the three months ended March 31, 2013. Gross profit and total revenues increased $4.6 thousand to $16.6 thousand, or 38.5%, from $12.0 thousand in the three months ended March 31, 2013, due to the increase in product sales but offset by the decrease in gross profit on product sales resulting from an increase in the cost of goods sold as a percentage of product sales.

Cost of goods sold represented 32.0% of product sales revenues in the first three months of 2014 as compared to 28.4% in the first three months of 2013. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders.

Operating Expenses-Overview

Total operating expenses for the three months ended March 31, 2014, increased $227.9 thousand, or 53.2%, to $656.2 thousand, from $428.3 thousand in the three months ended March 31, 2013, as shown in the table below:

	For the quarter ended		For the quarter ended
	March 31, 2014		March 31, 2013		Change
	$	%	$	%	$	%
Total applications development exp.	120,318	18.3%	102,499	23.9%	17,819	17.4%
Total sales and marketing exp.	13,920	2.1%	25,989	6.1%	(12,069)	-46.4%
Total general and administrative exp.	514,262	78.4%	291,810	68.1%	222,452	76.2%
Depreciation and amortization	7,695	1.2%	7,972	1.9%	(277)	-3.5%
Total operating expenses	656,195	100.0%	428,270	100.0%	227,925	53.2%

The primary reason for the increase in total operating expenses is the 76.2% increase in general and administrative expense, as discussed below.

Applications Development Expense

	For the Quarters Ended March 31,
	2014	2013	Change from 2013 to 2014
	$	$	$	%
Applications Development Expense
Wages	12,250	36,866	(24,616)	-66.8%
Payroll taxes and benefits	6,248	9,725	(3,477)	-35.8%
Materials, equipment, services	95,722	48,760	46,962	96.3%
Office and overhead	6,098	7,148	(1,050)	-14.7%
Travel and entertainment	-	-	-
Total applications development exp.	120,318	102,499	17,819	17.4%

Total applications development expense increased by $17.8 thousand or 17.4% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to the $47.0 thousand, or 96.3%, increase in materials, offset by the $24.6 thousand decrease in wages along with the related $3.5 thousand decrease in payroll taxes and benefits resulting from the lower number of development personnel in 2014. The increase in the cost of materials is largely due to $45.6 thousand in costs associated with the production of products ordered by EFL Tech, for which no net revenue has been reported. The price for the materials as invoiced to EFL Tech was $54.1 thousand, but management has fully reserved that receivable in anticipation that EFL Tech will not make payment.

Sales and Marketing Expense

	For the Quarters Ended March 31,
	2014	2013	Change from 2013 to 2014
	$	$	$	%
Sales and Marketing Expense
Wages	-	18,000	(18,000)	NM
Payroll taxes and benefits	-	1,407	(1,407)	NM
Overhead	5,203	2,009	3,194	159.0%
Outside services	4,000	-	4,000	NM
Travel and entertainment	4,717	4,573	144	3.1%
Total sales and marketing exp.	13,920	25,989	(12,069)	-46.4%

Total sales and marketing expense decreased to $13.9 thousand in the first three months of 2014 from $26.0 thousand in the first three months of 2013. The decrease of $12.1 thousand or 46.4% is largely due to the to the $18.0 thousand decrease in wages along with the related $1.4 thousand decrease in payroll taxes and benefits resulting from the lower number of sales personnel in 2014.

General and Administrative Expense

	For the Quarters Ended March 31,
	2014	2013	Change from 2013 to 2014
	$	$	$	%
General and Administrative Expense
Wages	39,018	69,999	(30,981)	-44.3%
Payroll taxes and benefits	12,406	84,602	(72,196)	-85.3%
Overhead	38,509	32,574	5,935	18.2%
Outside services	405,146	103,003	302,143	293.3%
Travel and entertainment	19,183	1,632	17,551	NM
Total general and administrative exp.	514,262	291,810	222,452	76.2%

General and administrative expense for the first three months of the year increased by $222.5 thousand, or 76.2%, to $514.3 thousand from $291.8 thousand in the prior year comparable period largely due to (a) the $302.1 thousand increase in outside services expenses, as discussed below, offset by (b) the $31.0 decrease in wages along with the related $72.2 decrease in payroll taxes and benefits.

Outside services expenses increased $302.1 thousand, or 293.3%, to $405.1 thousand in the three months ended March 31, 2014 from $103.0 thousand in the three months ended March 31, 2013, as shown in the table below.

	For the quarter ended		For the quarter ended
	March 31, 2014		March 31, 2013		Change
	$	%	$	%	$	%

Legal expenses	358,896	88.6%	40,643	39.5%	318,253	783.1%
Accounting and audit expenses	17,256	4.3%	12,690	12.3%	4,566	36.0%
Directors' fees and expenses	(29,792)	-7.4%	18,225	17.7%	(48,017)	-263.5%
Public relations expenses	18,236	4.5%	-	0.0%	18,236	NM
Consulting	39,808	9.8%	29,280	28.4%	10,528	36.0%
Payroll processing expenses	476	0.1%	654	0.6%	(178)	-27.2%
Banking Fees	435	0.1%	344	0.3%	91	26.5%
Stock transfer agent and filing fees	(169)	0.0%	1,167	1.1%	(1,336)	-114.5%
Total G&A outside services	405,146	100.0%	103,003	100.0%	302,143	293.3%

The primary reason for the increase in outside services expense is the $318.3 thousand, or 783.1%, increase in legal expenses in the first three months of 2014 as compared to the first three months of 2013. As discussed in Note 11, the Company has been conducting vigorous legal defenses against two lawsuits. Although some of the legal defense costs will be covered by insurance, the Company’s directors’ and officers’ insurance policy carries substantial deductible requirements.

In connection with the EFL Transaction, the Company was required to eliminate much of its corporate debt obligations, including the deferred directors’ fees that had been accrued. Two directors agreed to settle their balances through the Exchange Agreements whereby they received a combination of cash and common stock in settlement. A third director voluntarily agreed to waive his deferred director’s fees in the amount of $41.7 thousand, which amount was applied in the first quarter of 2014, offsetting the quarterly accrual for directors’ fees expense and creating a negative balance for the quarter. The director also resigned from the Board of Directors effective January 21, 2014, thereby eliminating the requirement for the quarterly accrual of fees for his service for the first quarter of 2014. As a result of this director’s fee waiver and resignation, directors’ fees and expenses for the three months ended March 31, 2014, decreased by $48.0 thousand as compared to the three month period ended March 31, 2013.

Public relations expense increased by $18.2 thousand to $18.2 thousand in the three months ended March 31, 2014 as compared to no expense in the three months ended March 31, 2013. The expense in 2014 is for press releases and the cost of public relations consultants in connection with the communications to the public about the EFL Transaction.

Other Income (Expense)

Interest Expense: Interest expense decreased $0.7 thousand, or 7.8%, to $8.5 thousand for the three months ended March 31, 2014, from $9.2 thousand in the three months ended March 31, 2013, due to the lower principal amount of debt outstanding. Interest expense for the reported periods consisted only of interest on promissory notes payable and other short-term debt.

Taxes

For the three months ended March 31, 2014, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred.

Liquidity and Capital Resources

Oryon filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2014. The Company does not have sufficient cash on hand to meet its current obligations and anticipated cash requirements. See Notes 13, 16 and 17 of the Notes to the Consolidated Financial Statements. Not including capital expenditures and costs directly related to revenue generating projects, operating expenditures are expected to range between $100,000.00 and $150,000.00 per month. Management anticipates that an additional $1,500,000 to $3,000,000 will be necessary to fund operations and provide adequate working capital for the next twelve to twenty-four month period subsequent to the date of this report. The Company does not currently have any material commitments for capital expenditures as of the end of the current period.

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

Sources and uses of funds

As of March 31, 2014, Oryon had cash and equivalents on hand of $46.8 thousand, and negative working capital of $511.0 thousand. Management of the Company recognizes that its cash on hand and working capital will not be sufficient to meet its anticipated cash requirements in the near term and is actively seeking additional capital funding. Any failure to secure additional financing would limit the Company’s ability to continue as a going concern and force management to modify the business strategy.

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

Net cash provided by (used in) operating activities

Net cash used in operating activities for the three months ended March 31, 2014 increased by $779.9 thousand to a use of $1,037.4 thousand, as compared to a use of $257.4 thousand for the three months ended March 31, 2013. The primary reason was the significantly increased aggregate change in the operating assets and liabilities that occurred in the first three months of 2014, largely as a result of the EFL Transaction. In the three months ended March 31, 2014, the aggregate changes in operating assets and liabilities resulted in a total use of cash of $417.0 thousand, as compared to cash provided of $75.6 thousand in the comparable period in 2013, a net increased use of cash of $492.6 thousand. Under the terms of the Subscription Agreement, the Company was required to eliminate many of its obligations through settlement and release agreements (the “Exchange Agreements”). A significant portion of the change to operating liabilities is offset by the issuance of equity as described below under “Net Cash Provided by Financing Activities”.

In addition, the deterioration in operating results, with a net loss of $648.1 thousand in the first three months of 2014 as compared to a net loss of $425.5 thousand in the first three months of 2013, resulted in an increased cash use of $222.6 thousand, or 52.3%. In addition, stock-based compensation expense represented a smaller portion of the net loss in the first quarter of 2014 (an adjustment of $12.9 thousand) than it did in the first quarter of 2013 (an adjustment of $77.4 thousand). In aggregate, the net cash used in operating activities before the changes in operating assets and liabilities was $620.3 thousand in the three months ended March 31, 2014, as compared to $333.0 thousand in the 2013 comparable period, an increased use of $287.3 thousand).

Net cash provided by (used in) investing activities

No net cash was provided by (used in) investing activities in the three month periods ended March 31, 2014 and 2013.

Net cash provided by financing activities

Net cash provided by financing activities in the first three months of 2013 was $1,039.4 thousand as compared to $91.6 thousand in the first three months of 2013. In connection with the EFL Transaction, the Company issued an aggregate of 170,405,650 shares of common stock, par value $0.001, to EFL Tech for the First Closing and the Second Closing. Prior to December 31, 2013, EFL Tech had advanced the Company a total of $310.7 thousand in investor short-term advances to fund the Company’s operations up to the date of the First Closing. Such fund were recorded as short-term advances when they were received by the Company. As provided by the Subscription Agreement, the $310.7 thousand of short-term advances was settled by conversion into the Company’s common stock, par value $0.001, at the First Closing. In addition, the Company received cash proceeds of $939.3 thousand ($689.3 at the First Closing and $250.0 at the Second Closing) from EFL tech so that, in total, EFL Tech provided to the Company an aggregate of $1,250.0 thousand in cash, including $310.7 thousand that had been advanced to the Company in 2013 and was settled by conversion to equity at the First Closing.

As required by the Subscription Agreement, on January 21, 2014, the Company entered into certain exchange and release agreements (each an “Exchange Agreement” and collectively, the “Exchange Agreements”) by and between the Company and each member of a group of unsecured creditors of the Company (including current directors and executive officers). At the First Closing, pursuant to the Exchange Agreements the Company issued an aggregate of 19,267,010 shares of Common Stock in exchange for the settlement and release of $695.3 thousand in unpaid and accrued debt to such creditors. Of the $695.3 thousand, $390.0 thousand was for the settlement of short-term advances and the remaining $305.3 thousand was for the settlement of operating liabilities including $187.4 thousand of deferred compensation, $60.7 thousand of deferred directors’ fees and $57.2 thousand of accounts payable.

The Company also paid the sum of $167.9 thousand in full payment of the promissory note payable to a former executive and current shareholder. In addition, the Company paid $31.3 to an unsecured holder of short-term debt and $6.0 thousand to the Company’s chief executive officer who had advanced such amount during the third quarter of 2013 to fund operations at a time when the Company’s cash was inadequate.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table outlines payments due under the Company’s significant contractual obligations over the periods shown, exclusive of interest, as of March 31, 2014:

Payments Due by Period
Contractual Obligations at March 31, 2014	Less than One Year	One to Three years	Three to Five Years	More Than Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	79,164	-	-	158,328
Long-term debt obligations	-	-	-	-	-
Capital expenditure obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term obligations	-	-	-	-	-

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

Recently Issued Accounting Pronouncements

There have been no new accounting rules or pronouncements introduced in 2014 or 2013 that have had an effect on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company does not have any market risk sensitive instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined under the Exchange Act and the Sarbanes-Oxley Act of 2002 (“SOX”) Section 404(a). Based on this evaluation, we concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective. This conclusion was based on the existence of material weakness as discussed below. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2013, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments and concluded in our Annual Report on Form 10-K for the year ended December 31, 2013 that there is a material weakness in our internal control over financial reporting.   Management determined that there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls that management considers being material weaknesses.

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

The Company will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so. With an increase in administrative staff, the segregation of duties issue will be addressed in part and internal control will be significantly improved. The Audit Committee has directed management to develop a written policy manual outlining the duties of each of the officers and staff of the Company to facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A	RISK FACTORS

An investment in our securities involves a high degree of risk.  In evaluating our business and its future expectations, one should consider carefully the risk factors included the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014.  Any of such risk factors, if they occur, could seriously harm our business and our operations. There may be risk factors we do not know exist, or that we have deemed to be immaterial, at this time. Even if they are deemed immaterial at this time, they could develop whereby they could adversely affect our business. Our shares are speculative by nature and therefore the risk of purchasing or holding our shares is high. Investors should consider whether they can assume a loss of their entire investment.

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

Other consideration provided to the Company at the First Closing for the sale of shares of Common Stock to EFL Tech consisted of the following agreements, each of which was entered into and delivered by the Company and EFL Holdings Tech B.V., a Netherlands corporation (“EFL Holdings”), and an affiliate of EFL Tech, on January 21, 2014: (a) License Agreement granting the Company an exclusive, worldwide, perpetual, sub-licensable, royalty-free, paid-up license (the “License Agreement”) for all of EFL Holding’s EL-related patents, trademarks and other intellectual property, both U.S. and international (the “EFL Holdings IP”); (b) Equipment Lease Agreement for certain printing equipment used in the production of electroluminescent (“EL”) lamps, the Company’s principal product, which EFL Holdings valued at $1.5 million, at no cost to the Company (the “Equipment Lease”); and (c) Business Relationship Agreement pursuant to which EFL Holdings covenants that it will not, directly or indirectly, provide services to or otherwise engage in the business of manufacturing, designing, marketing, selling or distributing EL, or any products incorporating the EFL Holdings IP, other than through the ownership, management and control of the Company by EFL Tech. The License Agreement has a term that continues until the expiration of the last of the patents licensed thereunder, unless sooner terminated by EFL Holdings due to the Company’s bankruptcy or other specified, similar financial difficulties. The Business Relationship Agreement has a term that continues until, and the Equipment Lease has a term of the earlier of 21 years or until, the License Agreement expires or is terminated. The above-referenced agreements contemplate that the Company will license, and will manufacture and market products incorporating, its own EL-related intellectual property, as well as the EFL Holdings IP, as a combined intellectual property portfolio. The descriptions of the Subscription Agreement, the License Agreement, the Equipment Lease, and the Business Relationship Agreement herein are qualified in their entirety by reference to the full text of such agreements, which are attached to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2014, as Exhibits 10.1, 10.3, 10.4, and 10.5, respectively.

At the closing of the second tranche under the Subscription Agreement, on or before February 28, 2014 (the “Second Closing”), EFL Tech was required to deliver to the Company additional funds in the amount of $250,000 on or before February 28, 2014. At the Second Closing, the Company issued to EFL Tech an additional 85,133,871 shares of Common Stock, at which time EFL Tech’s cumulative ownership became 170,405,650 shares of Common Stock, constituting 63.0% of the Common Stock on a fully diluted basis.

EFL Tech failed to pay the third and final tranche of $250,000 that was required by the Subscription Agreement to be paid to the Company on or before March 31, 2014 (the “Third Closing”). At the Third Closing, EFL Tech was required to deliver to the Company additional funds in the amount of $250,000 (bringing the total amount of the cash component that would have been paid by EFL Tech to the Company in consideration for the issuance by the Company of shares of Common Stock to EFL Tech under the Subscription Agreement to $1,500,000). At the Third Closing, the Company would have been required to issue to EFL Tech an additional 129,832,877 shares of Common Stock, at which time EFL Tech’s cumulative ownership would have been 300,238,527 shares of Common Stock, constituting 75.0% of the Common Stock on a fully diluted basis.

The proceeds from the foregoing funding of $1,250,000 ($1,000,000 at the First Closing, consisting of $689,330 in cash plus the forgiveness of the obligation to repay the $310,670 in temporary unsecured advances that EFL Tech provided to the Company in periods prior to the First Closing, and the additional $250,000 payment by EFL Tech at the Second Closing) have been used for general corporate purposes and the repayment of debt, including, but not limited to, the payments required to be made under the Exchange Agreements (as defined and described below). At the First Closing, the Company paid the sum of $122,125 in cash, and issued an aggregate of 19,267,010 shares of Common Stock, to certain creditors, including directors and executive officers, for the settlement and release of a total of $817,375 of the Company's debt, pursuant to the Exchange Agreements.

In connection with the foregoing issuance of shares of Common Stock (and the Additional Shares (as defined below), if any) to EFL Tech under the Subscription Agreement, the Company and EFL Tech entered into a Registration Rights Agreement - Subscription Securities, effective on the First Closing, pursuant to which the Company agreed to provide EFL Tech with rights to request registration of such shares under the Securities Act of 1933, as amended. The foregoing description of such Registration Rights Agreement is qualified in its entirety by reference to the full text of such agreement, which is attached to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2014, as Exhibit 10.2.

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

Under the Subscription Agreement, the Company has the option of entering into additional Exchange Agreements with other holders of outstanding debt of the Company for the purpose of exchanging shares of Common Stock for the settlement and release of additional amounts of unpaid and accrued debt of the Company. The Company has not made a decision regarding whether to enter into any such additional Exchange Agreements. If the Company were to enter into one or more Exchange Agreements in the future, the Company would issue to EFL Tech that number of additional shares of Common Stock such that, after issuing shares of Common Stock in exchange for Company debt under such Exchange Agreements, EFL Tech would continue to hold 75% of the fully diluted shares of Common Stock (the “Additional Shares”). Under the Subscription Agreement, the cash and non-cash consideration described above for the issuance to EFL Tech of shares of Common Stock at the First Closing, the Second Closing and the Third Closing will apply to and suffice in all respects for the issuance by the Company of all Additional Shares, and EFL Tech will not provide the Company with any additional consideration in connection with the issuance by the Company of any such Additional Shares to EFL Tech.

In connection with the foregoing issuance of shares of Common Stock to such creditors under the Exchange Agreements, the Company and such creditors entered into a Registration Rights Agreement – Exchange Shares, effective on the First Closing, pursuant to which the Company agreed to provide such creditors with rights to request registration of such shares under the Securities Act of 1933, as amended. The foregoing description of such Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of such agreement, which is attached to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2014, as Exhibit 10.7.

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

Change in Control. Effective at the First Closing, on January 21, 2014, EFL Tech became the holder of 51.0% of the Company’s issued and outstanding shares Common Stock under the terms of the Subscription Agreement, and on February 28, 2014, became the holder of 63.0% of the Company’s shares of Common Stock on a fully diluted basis (upon the occurrence of the Second Closing).

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

Under the Subscription Agreement, EFL Tech had the right to nominate a total of four (4) directors to the Company’s Board, one (1) of whom is Dr. Shen, who was appointed a director effective at the Closing, as described above. EFL Tech has the right to nominate one (1) additional director at the Second Closing; however, EFL Tech has made no decision regarding whom it will nominate with respect to such right to nominate. Accordingly, as of the date hereof, since the Second Closing occurred as scheduled on February 28, 2014, but the Third Closing has not occurred, as reported in the Current Report on Form 8-K/A filed with the Commission on April 11, 2014, after the second EFL Tech-nominated director has been appointed as a director by the Board, EFL Tech will have two (2) of its director-nominees on the Company’s five (5) member Board. The description of the Subscription Agreement herein is qualified in its entirety by reference to the full text of such agreement.

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

ORYON TECHNOLOGIES, INC.
(Registrant)

Date: May 15, 2014	By: /s/ Thomas P. Schaeffer
Thomas P. Schaeffer
Chief Executive Officer and Director

Date: May 15, 2014	By: /s/ Mark E. Pape
Mark E. Pape
Chief Financial Officer, Chief Accounting
Officer, Secretary and Director

