Form 10-Q
period 2014-06-30
Oryon Technologies, Inc.
filed 2014-08-14
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2014, there were 252,333,438 shares of common stock, par value $0.001 per share, outstanding.

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

Financial Statements – General

The accompanying consolidated balance sheets of Oryon Technologies, Inc. (the “Company”, “Oryon” or the “Registrant”) at June 30, 2014 (with comparative figures at December 31, 2013), the consolidated statements of operations for the quarters and six month periods ended June 30, 2014 and 2013, the consolidated statements of cash flows for the six month periods ended June 30, 2014 and 2013, and the consolidated statement of changes in shareholders’ equity (deficit) for the six month periods ended June 30, 2014 and 2013, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included and all such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014, and in the Company’s other filings with the SEC since that date.

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

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$11,347	$44,741
Accounts Receivable, net of allowance for doubtful accounts of $0 and $0, respectively	23,971	21,182
Inventory (see note 2)	142,970	100,931
Other current assets	8,970	8,716
Total current assets	187,258	175,570

PROPERTY AND EQUIPMENT, NET (see note 3)	10,836	13,736

INTANGIBLE ASSETS, NET (see note 4)	103,111	114,652

OTHER LONG-TERM ASSETS (see note 5)	16,697	16,697

TOTAL ASSETS	$317,902	$320,655

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$595,866	$378,184
Deferred compensation (see note 6)	76,245	386,973
Current portion of promissory notes and other short-term debt (see note 7)	392,103	1,149,521
Other current liabilities (see note 8)	95,401	29,748
Total current liabilities	1,159,615	1,944,426

NOTES PAYABLE, NET (see note 9)	-	114,156

Total liabilities	1,159,615	2,058,582

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding (see note 13)	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 252,333,438 and 62,660,778 shares issued and outstanding (see note 13)	252,334	62,661
Paid in capital	12,054,774	10,277,865
Accumulated deficit	(13,148,821)	(12,078,453)
Total equity (deficit)	(841,713)	(1,737,927)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$317,902	$320,655

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Quarters and Six Month Periods Ended June 30, 2014 and 2013

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Product sales	$27,262	$36,229	$51,706	$52,983
Cost of goods sold	(2,385)	(4,849)	(10,212)	(9,602)
Gross profit	24,877	31,380	41,494	43,381
Other	-	-	-	-
Total revenues	24,877	31,380	41,494	43,381
OPERATING EXPENSES
Applications development
Wages	14,928	31,846	27,178	68,712
Payroll taxes and benefits	2,757	2,384	9,005	12,109
Materials, equipment, services	45,702	30,177	141,424	78,937
Office and overhead	2,239	4,487	8,337	11,635
Total applications development expense	65,626	68,894	185,944	171,393
Sales and Marketing
Wages	-	18,000	-	36,000
Payroll taxes and benefits	-	1,389	-	2,796
Overhead	9,626	5,912	14,829	7,921
Outside services	2,000	1,000	6,000	1,000
Travel and entertainment	3,359	3,497	8,076	8,070
Total sales and marketing expense	14,985	29,798	28,905	55,787
General and Administrative
Wages	42,417	69,999	81,435	139,998
Payroll taxes and benefits	13,953	22,250	26,359	106,852
Overhead	32,361	35,910	70,870	68,484
Outside services	263,532	118,176	668,678	221,179
Travel and entertainment	411	55	19,594	1,687
Total general and administrative expense	352,674	246,390	866,936	538,200
Depreciation and Amortization	6,746	7,695	14,441	15,667

Total loss from operations	(415,154)	(321,397)	(1,054,732)	(737,666)

OTHER INCOME (EXPENSE)
Interest income	-	-	17	-
Interest expense	(7,159)	(9,348)	(15,653)	(18,557)
Total other income (expense)	(7,159)	(9,348)	(15,636)	(18,557)

NET LOSS BEFORE TAX	(422,313)	(330,745)	(1,070,368)	(756,223)

INCOME TAXES (see note 12)	-	-	-	-

NET LOSS AFTER TAX	(422,313)	(330,745)	(1,070,368)	(756,223)

NET LOSS AFTER TAX	$(422,313)	$(330,745)	$(1,070,368)	$(756,223)

Loss per share: basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding	252,333,438	62,660,778	212,453,808	62,660,778

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

For the Quarters Ended June 30, 2014 and 2013

	Shares	Common Stock, $0.001 par value	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2012	62,660,778	$62,661	$10,126,184	$-	$(10,686,133)	$(497,288)

Operating Results for the quarter ended March 31, 2013					(425,478)	(425,478)
Stock-based compensation expense			77,418			77,418

Balances at March 31, 2013	62,660,778	$62,661	$10,203,602	$-	$(11,111,611)	$(845,348)

Operating Results for the quarter ended June 30, 2013					(330,745)	(330,745)
Stock-based compensation expense			36,120			36,120

Balances at June 30, 2013	62,660,778	$62,661	$10,239,722	$-	$(11,442,356)	$(1,139,973)

Balances at December 31, 2013	62,660,778	$62,661	$10,277,865	$-	$(12,078,453)	$(1,737,927)

Operating Results for the quarter ended March 31, 2014					(648,055)	(648,055)
Issuance of common stock, financing transactions	170,405,650	170,406	1,079,594			1,250,000
Issuance of common stock in settlement of liabilities	19,267,010	19,267	675,983			695,250
Stock-based compensation expense			12,949			12,949

Balances at March 31, 2014	252,333,438	$252,334	$12,046,391	$-	$(12,726,508)	$(427,783)

Operating Results for the quarter ended June 30, 2014					(422,313)	(422,313)
Stock-based compensation expense			8,383			8,383

Balances at June 30, 2014	252,333,438	$252,334	$12,054,774	$-	$(13,148,821)	$(841,713)

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2014 and 2013

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,070,368)	$(756,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense on short-term notes	14,240	14,232
Stock-based compensation expense	21,332	113,538
Depreciation and amortization	14,442	15,667
Changes in operating assets and liabilities:
Accounts receivable -decrease (increase)	(2,789)	6,205
Inventory - decrease (increase)	(42,039)	(4,109)
Other current assets - decrease (increase)	(254)	(9,556)
Other long-term assets - decrease (increase)	-	305
Accounts payable - increase (decrease)	217,681	96,887
Deferred revenues - increase (decrease)	-	(6,000)
Deferred compensation - increase (decrease)	(310,728)	101,788
Other current liabilities - increase (decrease)	65,653	(16,787)
Due to affiliates - increase (decrease)	-	-
Net cash used in operating activities	(1,092,830)	(444,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term advances	-	350,000
Repayment of short-term debt and notes payable	(185,144)	(17,563)
Settlement of short-term debt by issuance of equity	(390,000)	-
Conversion of investor short-term advances into equity	(310,670)	-
Equity issued in conversion of investor short-term advances	310,670	-
Net cash proceeds from issuance of equity	939,330	-
Issuance of equity in settlement of short-term debt and other liabilities	695,250	-
Issuance of noncash warrants other than convertible notes related
Net cash provided by financing activities	1,059,436	332,437

Net increase (decrease) in cash and cash equivalents	(33,394)	(111,616)

Cash and cash equivalents, beginning of period	44,741	169,678

Cash and cash equivalents, end of period	$11,347	$58,062

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,414	$4,325
Debt and accrued interest converted to equity	$1,005,920	$-

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

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

Oryon filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2014. At June 30, 2014, the Company had cash of $11,347 and had not yet achieved profitable operations. The Company has accumulated losses of $13,148,821 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to reorganize under the protection of the Bankruptcy Court is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

(Unaudited)

2. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$88,122	$88,486
Work in process	45,862	6,028
Finished goods	8,986	6,417
Total Inventory	$142,970	$100,931

3. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2014	2013

Leasehold improvements	$7,279	$7,279
Furniture and equipment	195,927	195,927
Property and equipment, gross	203,206	203,206
Accumulated depreciation	(192,370)	(189,470)
Net property and equipment	$10,836	$13,736

Depreciation expense was $976 and $2,201 for the three month periods ended June 30, 2014 and 2013, respectively, and $2,900 and $4,125 for the six month periods ended June 30, 2014 and 2013, respectively.

4. Intangible Assets

As of June 30, 2014 and December 31, 2013, the Company’s only intangible assets consisted of patents with a gross carrying cost of $320,795 and accumulated amortization of $217,684 and $206,143, respectively. The remaining weighted average amortization period was 6.6 years at December 31, 2013. The estimated aggregate amortization expense in each of the years ending December 31, 2014 through December 31, 2017, is $23,084 per year.

The balances as of June 30, 2014, including intangible assets and accumulated amortization, are detailed as follows:

As of June 30, 2014
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(217,684)	$103,111

The balances as of December 31, 2013, including intangible assets and accumulated amortization, are detailed as follows:

As of December 31, 2013
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(206,143)	$114,652

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

(Unaudited)

Amortization expense was $5,771 for each of the three month periods ended June 30, 2014 and 2013 and $11,541 for each of the six month periods ended June 30, 2014 and 2013.

5. Other Long Term Assets

Other long term assets consist of the following:

	June 30,	December 31,
	2014	2013
Investment in subsidiaries	$100	$100
Security deposits	6,597	6,597
Licenses	10,000	10,000
Total other assets	$16,697	$16,697

6. Deferred Compensation

Deferred compensation consists of the following:

	June 30,	December 31,
	2014	2013
Deferred wages	$48,541	$231,104
Deferred directors' fees	23,750	117,500
Accrued unpaid wages	-	20,227
Accrued taxes on deferred wages	3,954	18,142
Total deferred compensation	$76,245	$386,973

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

(Unaudited)

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

As a result of the Company’s filing for bankruptcy protection on May 6, 2014, the Company terminated all employees. However, certain individuals continued to work on behalf of the Company on a volunteer basis with the understanding that they might possibly receive compensation in the event the Company was able to obtain additional financing and exit the bankruptcy process. Such individuals are aware that their services may not be compensated if those conditions are not achieved. The deferred wages of $48,542 represents the potential compensation incurred through June 30, 2014, that might be paid to those individuals in the event the conditions are met and the accrued taxes on deferred wages of $3,954 represent the potential employment taxes that would be payable by the Company in the event those individuals are so compensated.

The deferred directors’ compensation of $23,750 as of June 30, 2014, represents the accrual for director services in the first six months of 2014.

7. Current Portion of Promissory Notes and Other Short-Term Debt

Other short-term debt consists of the following:

	June 30,	December 31,
	2014	2013
Current portion, promissory notes payable	$-	$53,738
Other short-term debt	307,145	318,395
Short-term advances	-	706,670
Accrued interest	84,958	70,718
Total	$392,103	$1,149,521

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

(Unaudited)

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

In addition, a vendor previously required that the outstanding accounts payable balance of $287,145 be converted to a promissory note. Such note accrues interest at 10% annually ($84,957 and $70,718 accrued through June 30, 2014, and December 31, 2013, respectively) and is payable upon demand. This note matured on December 15, 2011 and management has engaged in negotiations with the vendor to extend the note or replace it with a new promissory note.

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

8. Other Current Liabilities

Other liabilities at June 30, 2014, and December 31, 2013, consist of accrued corporate operating expenses as estimated by management, including accruals for legal, tax preparation and accounting expenses.

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

Following the Conversion on August 31, 2012, none of the principal and interest of the Notes remained outstanding, but the holders of the Notes retained the detachable warrants to purchase common stock at $0.3125 per share that they had received in connection with their investment in the Notes. The following table shows the number of shares of common stock that would have been issued if all the warrants related to the Notes were exercised as of June 30, 2014 and as of December 31, 2013:

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

(Unaudited)

As of June 30, 2014 and December 31, 2013
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

Rent expense relating to the operating lease agreement was $19,791 for each of the three month periods ended June 30, 2014 and 2013 and $39,582 for each of the six month periods ended June 30, 2014 and 2013.

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

June 30, 2014

(Unaudited)

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

Other Commitments and Contingencies

As of June 30, 2014, only one of the Company’s employees was covered by an employment agreement. In general, the employment agreement contains non-compete provisions ranging from three months to one year following the termination of employment.

12. Income Taxes

The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities at June 30, 2014 are as follows:

June 30, 2014

Net operating loss carryforwards	$1,216,431

Depreciation	(2,645)

Amortization	14,816

Accrued miscellaneous	(24,648)

FMV warrants adjustment	182,025

Stock option compensation expense	122,293

Interest amortization	33,178

Total current deferred tax asset	1,541,450

Less: Valuation alllowance	(1,541,450)

Net current deferred tax asset	$-

The Company has net operating loss carry forwards of approximately $3,577,740 at June 30, 2014, which begin expiring in 2030. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has recorded a valuation allowance for all deferred tax assets at June 30, 2014.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

(Unaudited)

The Company is currently evaluating the tax impacts, if any, of the ownership change. The federal and state net operating loss carryovers of the Company may be limited in the amount that can be recognized in any one year. The full impact of this evaluation has not been determined as of the date of these financial statements.

13. Capital

The Company was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001. On August 6, 2010, the Company effected a forward split of its shares of common stock on the basis of six new shares for one existing share, and amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, with a par value of $0.006 per share. On October 31, 2011, certain shareholders, including two executive officers, surrendered, in aggregate, 30,000,000 shares of the Company’s common stock for cancellation. On November 17, 2011, an additional 1,000,000 shares were surrendered for cancellation. On November 4, 2011, the Board of Directors reduced the par value of the common shares from $0.006 to $0.001 per share. As of June 30, 2014 and December 31, 2013, 29,000,000 post-split common shares were issued and outstanding. The post-split common shares are shown as split from the date of inception.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

(Unaudited)

In November 2013, non-executive directors were issued options for 300,000 shares, exercisable at $0.0418 per share, 100% vested on the grant date, as compensation for such independent directors’ prior service. The grant date fair market value of these option grants was $3,687, all of which was expensed in 2013.

At June 30, 2014, there were options exercisable for 6,358,774 shares outstanding at an average exercise price of $0.183 per share, consisting of fully vested options for 5,858,774 shares at an average exercise price of $0.190 per share and an unvested option for 500,000 shares at an exercise price of $0.1096 per share.

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

Range of risk-free interest rates	0.669% - 2.812%

Expected term of options in years	5.003 – 6.256

Range of expected volatility	34.70% – 38.42%

A summary of option activity for the years ended December 31, 2013 and 2012 follows:

	For the year ended December 31,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	3,529,771	$0.275	2,363,104	$0.188
Granted	2,607,503	$0.125	1,166,667	$0.452
Exercised	-	$-	-	$-
Forfeited and expired	(240,000)	$0.311	-	$-
Outstanding at the end of the year	5,897,274	$0.183	3,529,771	$0.275
Exercisable at the end of the year	5,397,274	$0.190	2,879,771	$0.255

The Company recognized total compensation expense related to the stock options of $12,949 and $77,418 during the three month periods ended June 30, 2014, and 2013, respectively. Compensation expense related to stock options is included in selling, general and administrative expenses in the consolidated statement of operations. Total unrecognized compensation expense related to unvested unit options was $8,176 and $12,804 at June 30, 2014, and December 31, 2013, respectively.

The weighted average grant date fair value of share options granted during the three month period ended June 30, 2014 was $0.100 per share.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

(Unaudited)

Common stock options outstanding and exercisable at June 30, 2014 were as follows:

As of June 30, 2014
	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Number Outstanding
$0.020	540,000	9.94	540,000
$0.030	765,000	9.51	765,000
$0.042	300,000	9.35	300,000
$0.080	227,500	9.26	227,500
$0.100	181,500	9.76	181,500
$0.110	500,000	9.19	-
$0.125	1,943,104	6.39	1,943,104
$0.153	53,922	9.00	53,922
$0.185	81,081	8.85	81,081
$0.210	300,000	8.84	300,000
$0.250	240,000	4.51	240,000
$0.343	340,000	8.55	340,000
$0.375	120,000	6.11	120,000
$0.395	266,667	8.36	266,667
$0.745	500,000	8.19	500,000
Total	6,358,774	8.06	5,858,774

The stock options exercisable at December 31, 2013, had an aggregate intrinsic value of $354,314. No options were exercised during 2014 or 2013.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

Warrants

On March 12, 2012, as discussed in Note 13 above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In June 2012, the Company fulfilled subscriptions for the issuance of 2,200,000 shares along with warrants having the right to purchase 2,200,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In September 2012, the Company fulfilled subscriptions for the issuance of 1,000,000 shares along with warrants having the right to purchase 1,000,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Also in September 2012, the Company issued to a consultant warrants having the right to purchase 133,335 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Therefore, shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company and issued to consultants as of June 30, 2014 are as follows:

	Number of shares potentially issuable	Weighted average exercise price

Issued in fulfillment of subscriptions	4,000,000	0.50
Issued to consultant	133,335	0.50
Exercised	-	-

Total shares potentially issuable as of June 30, 2014	4,133,335	0.50

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

(Unaudited)

At June 30, 2014, the remaining number of years to expiration and the weighted average term to expiration for the 4,133,335 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

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

At both June 30, 2014 and December 31, 2013, the Company had issued warrants for 8,013,440 shares of common stock to the holders of the Notes (see note 9) and additional warrants for 107,672 shares of common stock to other individuals for a total of 8,121,112 warrants outstanding. Of the warrants outstanding, 42,672 were issued in 2009, exercisable at $0.375 per share and had a weighted average grant date fair value of $0.009. In 2010, 7,768,440 warrants were issued, exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.01. The remaining 310,000 warrants were issued in 2011, also exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.008. The Company uses the modified Black-Scholes model to estimate the fair value of warrants on the date of issuance.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

June 30, 2014

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

16. Going Concern

The Company has accumulated losses from inception through June 30, 2014 of $13,148,821, has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations.

The Company is currently seeking additional capital to fund its operations through the foreseeable future. If capital raising efforts are unsuccessful, discontinuance of operations is likely. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

17. Subsequent Events

The Company has evaluated subsequent events that occurred after June 30, 2014 through August 14, 2014, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements.

ITEM 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations of Oryon Technologies, Inc. and its subsidiaries for the three and six month periods ended June 30, 2014 and 2013 and its financial condition as of June 30, 2014 and December 31, 2013, should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Comparison of the Three months ended June 30, 2014 to the Three months ended June 30, 2013

Gross Profit and Other Revenues

	For the Quarter Ended June 30,
	2014	2013	Change from 2013 to 2014
Revenues	$	$	$	%
Product sales	27,262	36,229	(8,967)	-24.8%
Cost of goods sold	(2,385)	(4,849)	2,464	-50.8%
Gross profit	24,877	31,380	(6,503)	-20.7%
Royalty and license fees	-	-	-
Other	-	-	-
Total revenues	24,877	31,380	(6,503)	-20.7%

Gross profit margin	91.3%	86.6%

Product sales decreased $9.0 thousand, or 24.8%, to $27.3 thousand for the three months ended June 30, 2014 from $36.2 thousand for the three months ended June 30, 2013. Gross profit and total revenues decreased $6.5 thousand to $24.9 thousand, or 20.7%, from $31.4 thousand in the three months ended June 30, 2013, due to the decrease in product sales but offset by the increase in gross profit on product sales resulting from a decrease in the cost of goods sold as a percentage of product sales.

Cost of goods sold represented 32.0% of product sales revenues in the first three months of 2014 as compared to 28.4% in the first three months of 2013. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders. In addition, product sales included the cost of design and engineering services that have little or no cost of goods sold.

Operating Expenses-Overview

Total operating expenses for the three months ended June 30, 2014, increased $87.3 thousand, or 24.7%, to $440.0 thousand, from $352.8 thousand in the three months ended June 30, 2013, as shown in the table below:

	For the quarter ended		For the quarter ended
	June 30, 2014		June 30, 2013		Change
	$	%	$	%	$	%
Total applications development exp.	65,626	14.9%	68,894	19.5%	(3,268)	-4.7%
Total sales and marketing exp.	14,985	3.4%	29,798	8.5%	(14,813)	-49.7%
Total general and administrative exp.	352,674	80.2%	246,390	69.8%	106,284	43.1%
Depreciation and amortization	6,746	1.5%	7,695	2.2%	(949)	-12.3%
Total operating expenses	440,031	100.0%	352,777	100.0%	87,254	24.7%

The primary reason for the increase in total operating expenses is the 43.1% increase in general and administrative expense, as discussed below.

Applications Development Expense

	For the Quarter Ended June 30,
	2014	2013	Change from 2013 to 2014
Applications Development Expense	$	$	$	%
Wages	14,928	31,846	(16,918)	-53.1%
Payroll taxes and benefits	2,757	2,384	373	15.6%
Materials, equipment, services	45,702	30,177	15,525	51.4%
Office and overhead	2,239	4,487	(2,248)	-50.1%
Travel and entertainment	-	-	-
Total applications development exp.	65,626	68,894	(3,268)	-4.7%

 NM = Not Meaningful

Total applications development expense decreased by $3.3 thousand or 4.7% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, due to the $15.5 thousand, or 51.4%, increase in materials, offset by the $16.9 thousand decrease in wages resulting from the lower number of development personnel in 2014.

Sales and Marketing Expense

	For the Quarter Ended June 30,
	2014	2013	Change from 2013 to 2014
Sales and Marketing Expense	$	$	$	%
Wages	-	18,000	(18,000)	NM
Payroll taxes and benefits	-	1,389	(1,389)	-100.0%
Overhead	9,626	5,912	3,714	62.8%
Outside services	2,000	1,000	1,000	100.0%
Travel and entertainment	3,359	3,497	(138)	-3.9%
Total sales and marketing exp.	14,985	29,798	(14,813)	-49.7%

NM = Not Meaningful

Total sales and marketing expense decreased to $15.0 thousand in the first three months of 2014 from $29.8 thousand in the first three months of 2013. The decrease of $14.8 thousand or 49.7% is largely due to the to the $18.0 thousand decrease in wages along with the related $1.4 thousand decrease in payroll taxes and benefits resulting from the absence of sales personnel in 2014.

General and Administrative Expense

	For the Quarter Ended June 30,
	2014	2013	Change from 2013 to 2014
General and Administrative Expense	$	$	$	%
Wages	42,417	69,999	(27,582)	-39.4%
Payroll taxes and benefits	13,953	22,250	(8,297)	-37.3%
Overhead	32,361	35,910	(3,549)	-9.9%
Outside services	263,532	118,176	145,356	123.0%
Travel and entertainment	411	55	356	647.3%
Total general and administrative exp.	352,674	246,390	106,284	43.1%

NM = Not Meaningful

General and administrative expense for the second quarter of the year increased by $106.3 thousand, or 43.1%, to $352.7 thousand from $246.4 thousand in the prior year comparable period largely due to (a) the $145.4 thousand increase in outside services expenses, as discussed below, offset by (b) the $27.6 decrease in wages along with the related $8.3 decrease in payroll taxes and benefits. Payroll taxes and benefits included stock option compensation expense for employees and consultants of $8.4 thousand in the quarter ended June 30, 2014, as compared to $16.5 thousand in the comparable quarter of 2013. Stock option compensation expense for directors is included in outside services expense, discussed below.

Outside services expenses increased $145.4 thousand, or 123.3%, to $263.5 thousand in the three months ended June 30, 2014 from $118.2 thousand in the three months ended June 30, 2013, as shown in the table below.

	For the quarter ended		For the quarter ended
	June 30, 2014		June 30, 2013		Change
	$	%	$	%	$	%

Legal expenses	189,208	71.8%	38,993	33.0%	150,215	385.2%
Accounting and audit expenses	18,536	7.0%	11,694	9.9%	6,842	58.5%
Directors' fees and expenses	11,875	4.5%	37,826	32.0%	(25,951)	NM
Public relations expenses	3,794	1.4%	-	0.0%	3,794	NM
Consulting	31,419	11.9%	28,044	23.7%	3,375	12.0%
Payroll processing expenses	272	0.1%	564	0.5%	(292)	-51.8%
Banking Fees	35	0.0%	170	0.1%	(135)	-79.4%
Stock transfer agent and filing fees	8,393	3.2%	885	0.8%	7,508	848.4%
Total G&A outside services	263,532	100.0%	118,176	100.0%	145,356	123.0%

NM = Not Meaningful

The primary reason for the increase in outside services expense is the $150.2 thousand, or 385.2%, increase in legal expenses in the second quarter of 2014 as compared to the second quarter of 2013. As discussed in Note 11, the Company has been conducting vigorous legal defenses against two lawsuits. Although some of the legal defense costs will be covered by insurance, the Company’s directors’ and officers’ insurance policy carries substantial deductible requirements.

In connection with the EFL Transaction, the Company was required to eliminate much of its corporate debt obligations, including the deferred directors’ fees that had been accrued. Two directors agreed to settle their balances through the Exchange Agreements whereby they received a combination of cash and common stock in settlement. A third director voluntarily agreed to waive his deferred director’s fees in the amount of $41.7 thousand, which amount was applied in the first quarter of 2014, offsetting the quarterly accrual for directors’ fees expense and creating a negative balance for the quarter. The director also resigned from the Board of Directors effective January 21, 2014, thereby eliminating the requirement for the quarterly accrual of fees for his service for the second quarter of 2014. As a result of this director’s resignation, directors’ fees and expenses for the three months ended June 30, 2014, decreased by $26.0 thousand as compared to the three month period ended June 30, 2013. Also, directors’ fees and expenses included stock option compensation expense of $-0- in the quarter ended June 30, 2014, as compared to $19.6 thousand in the comparable period in 2013.

Public relations expense increased by $3.8 thousand to $3.8 thousand in the three months ended June 30, 2014 as compared to no expense in the three months ended June 30, 2013. The expense in 2014 is for press releases and the cost of public relations consultants in connection with the communications to the public about the EFL Transaction.

Other Income (Expense)

Interest Expense: Interest expense decreased $2.2 thousand, or 23.4%, to $7.2 thousand for the three months ended June 30, 2014, from $9.3 thousand in the three months ended June 30, 2013, due to the lower principal amount of debt outstanding. Interest expense for the reported periods consisted only of interest on promissory notes payable and other short-term debt.

Taxes

For the three months ended June 30, 2014, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred.

Comparison of the Six months ended June 30, 2014 to the Six months ended June 30, 2013

Gross Profit and Other Revenues

	For the Six Months Ended June 30,
	2014	2013	Change from 2013 to 2014
Revenues	$	$	$	%
Product sales	51,706	52,983	(1,277)	-2.4%
Cost of goods sold	(10,212)	(9,602)	(610)	6.4%
Gross profit	41,494	43,381	(1,887)	-4.3%
Royalty and license fees	-	-	-
Other	-	-	-
Total revenues	41,494	43,381	(1,887)	-4.3%

Gross profit margin	80.2%	81.9%

Product sales decreased $1.3 thousand, or 2.4%, to $51.7 thousand for the six months ended June 30, 2014 from $53.0 thousand for the six months ended June 30, 2013. Gross profit and total revenues decreased $1.9 thousand to $41.5 thousand, or 4.3%, from $43.4 thousand in the six months ended June 30, 2013, due to both the decrease in product sales and the decrease in gross profit on product sales resulting from an increase in the cost of goods sold as a percentage of product sales.

Cost of goods sold represented 19.8% of product sales revenues in the first six months of 2014 as compared to 18.1% in the first six months of 2013. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders. In addition, product sales included the cost of design and engineering services that have little or no cost of goods sold.

Operating Expenses-Overview

Total operating expenses for the six months ended June 30, 2014, increased $315.2 thousand, or 40.4%, to $1,096.2 thousand, from $781.0 thousand in the six months ended June 30, 2013, as shown in the table below:

	For the six months ended		For the six months ended
	June 30, 2014		June 30, 2013		Change
	$	%	$	%	$	%
Total applications development exp.	185,944	17.0%	171,393	21.9%	14,551	8.5%
Total sales and marketing exp.	28,905	2.6%	55,787	7.1%	(26,882)	-48.2%
Total general and administrative exp.	866,936	79.1%	538,200	68.9%	328,736	61.1%
Depreciation and amortization	14,441	1.3%	15,667	2.0%	(1,226)	-7.8%
Total operating expenses	1,096,226	100.0%	781,047	100.0%	315,179	40.4%

The primary reason for the increase in total operating expenses is the 61.1% increase in general and administrative expense, as discussed below.

Applications Development Expense

	For the Six Months Ended June 30,
	2014	2013	Change from 2013 to 2014
Applications Development Expense	$	$	$	%
Wages	27,178	68,712	(41,534)	-60.4%
Payroll taxes and benefits	9,005	12,109	(3,104)	-25.6%
Materials, equipment, services	141,424	78,937	62,487	79.2%
Office and overhead	8,337	11,635	(3,298)	-28.3%
Travel and entertainment	-	-	-
Total applications development exp.	185,944	171,393	14,551	8.5%

Total applications development expense increased by $14.6 thousand or 8.5% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, due to the $62.5 thousand, or 79.2%, increase in materials, offset by the $41.5 thousand decrease in wages along with the related $3.1 thousand decrease in payroll taxes and benefits resulting from the lower number of development personnel in 2014. The increase in the cost of materials is largely due to $45.6 thousand in costs associated with the production of products ordered by EFL Tech, for which no net revenue has been reported. The price for the materials as invoiced to EFL Tech was $54.1 thousand, but management has fully reserved that receivable due to the possibility that EFL Tech will not make payment as a consequence of the Company’s legal matters.

Sales and Marketing Expense

	For the Six Months Ended June 30,
	2014	2013	Change from 2013 to 2014
Sales and Marketing Expense	$	$	$	%
Wages	-	36,000	(36,000)	NM
Payroll taxes and benefits	-	2,796	(2,796)	NM
Overhead	14,829	7,921	6,908	87.2%
Outside services	6,000	1,000	5,000	NM
Travel and entertainment	8,076	8,070	6	0.1%
Total sales and marketing exp.	28,905	55,787	(26,882)	-48.2%

Total sales and marketing expense decreased to $28.9 thousand in the first six months of 2014 from $55.8 thousand in the first six months of 2013. The decrease of $26.9 thousand or 48.2% is largely due to the to the $36.0 thousand decrease in wages along with the related $2.8 thousand decrease in payroll taxes and benefits resulting from the absence of sales personnel in 2014.

General and Administrative Expense

	For the Six Months Ended June 30,
	2014	2013	Change from 2013 to 2014
General and Administrative Expense	$	$	$	%
Wages	81,435	139,998	(58,563)	-41.8%
Payroll taxes and benefits	26,359	106,852	(80,493)	-75.3%
Overhead	70,870	68,484	2,386	3.5%
Outside services	668,678	221,179	447,499	202.3%
Travel and entertainment	19,594	1,687	17,907	NM
Total general and administrative exp.	866,936	538,200	328,736	61.1%

General and administrative expense for the first six months of the year increased by $328.7 thousand, or 61.1%, to $866.9 thousand from $538.2 thousand in the prior year comparable period largely due to (a) the $447.5 thousand increase in outside services expenses, as discussed below, offset by (b) the $58.6 decrease in wages along with the related $80.5 decrease in payroll taxes and benefits. The decrease in payroll taxes and benefits is primarily due to the decrease in stock option compensation expense for employees and consultants to $21.3 thousand in the six months ended June 30, 2014, from $93.9 thousand in the comparable period of 2013, a decrease of $72.6 thousand. Stock option compensation expense for directors is included in outside services expense, discussed below.

Outside services expenses increased $447.5 thousand, or 202.3%, to $668.7 thousand in the six months ended June 30, 2014 from $221.2 thousand in the six months ended June 30, 2013, as shown in the table below.

	For the six months ended		For the six months ended
	June 30, 2014		June 30, 2013		Change
	$	%	$	%	$	%

Legal expenses	548,105	82.0%	79,635	36.0%	468,470	588.3%
Accounting and audit expenses	35,792	5.4%	24,384	11.0%	11,408	46.8%
Directors' fees and expenses	(17,917)	-2.7%	56,051	25.3%	(73,968)	-132.0%
Public relations expenses	22,030	3.3%	-	0.0%	22,030	NM
Consulting	71,225	10.7%	57,325	25.9%	13,900	24.3%
Payroll processing expenses	748	0.1%	1,218	0.6%	(470)	-38.6%
Banking Fees	470	0.1%	514	0.2%	(44)	-8.6%
Stock transfer agent and filing fees	8,225	1.2%	2,052	0.9%	6,173	300.8%
Total G&A outside services	668,678	100.0%	221,179	100.0%	447,499	202.3%

The primary reason for the increase in outside services expense is the $468.5 thousand, or 588.3%, increase in legal expenses in the first six months of 2014 as compared to the first six months of 2013. As discussed in Note 11, the Company has been conducting vigorous legal defenses against two lawsuits. Although some of the legal defense costs will be covered by insurance, the Company’s directors’ and officers’ insurance policy carries substantial deductible requirements.

In connection with the EFL Transaction, the Company was required to eliminate much of its corporate debt obligations, including the deferred directors’ fees that had been accrued. Two directors agreed to settle their balances through the Exchange Agreements whereby they received a combination of cash and common stock in settlement. A third director voluntarily agreed to waive his deferred director’s fees in the amount of $41.7 thousand, which amount was applied in the first quarter of 2014, offsetting the quarterly accrual for directors’ fees expense and creating a negative balance for the first quarter. The director also resigned from the Board of Directors effective January 21, 2014, thereby eliminating the requirement for the accrual of fees for service for the first half of 2014. As a result of this director’s fee waiver and resignation, directors’ fees and expenses for the six months ended June 30, 2014, decreased by $74.0 thousand as compared to the six month period ended June 30, 2013. Also, directors’ fees and expenses included stock option compensation expense of $-0- in the six months ended June 30, 2014, as compared to $19.6 thousand in the comparable period in 2013.

Public relations expense increased by $22.0 thousand to $22.0 thousand in the six months ended June 30, 2014 as compared to no expense in the six months ended June 30, 2013. The expense in 2014 is for press releases and the cost of public relations consultants in connection with the communications to the public about the EFL Transaction.

Other Income (Expense)

Interest Expense: Interest expense decreased $2.9 thousand, or 15.6%, to $15.7 thousand for the six months ended June 30, 2014, from $18.6 thousand in the six months ended June 30, 2013, due to the lower principal amount of debt outstanding. Interest expense for the reported periods consisted only of interest on promissory notes payable and other short-term debt.

Taxes

For the six months ended June 30, 2014, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred.

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

Sources and uses of funds

As of June 30, 2014, Oryon had cash and equivalents on hand of $11.3 thousand, and negative working capital of $972.4 thousand. Management of the Company recognizes that its cash on hand and working capital will not be sufficient to meet its anticipated cash requirements in the near term and is actively seeking additional capital funding. Any failure to secure additional financing would limit the Company’s ability to continue as a going concern and force management to modify the business strategy.

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

Net cash provided by (used in) operating activities

Net cash used in operating activities for the six months ended June 30, 2014 increased by $648.8 thousand to a use of $1,092.8 thousand, as compared to a use of $444.1 thousand for the six months ended June 30, 2013. The primary reason, aside from the significantly increased operating loss (see below), was the increased aggregate change in the operating assets and liabilities that occurred in the first six months of 2014, largely as a result of the EFL Transaction. In the six months ended June 30, 2014, the aggregate changes in operating assets and liabilities resulted in a total use of cash of $72.5 thousand, as compared to cash provided of $168.7 thousand in the comparable period in 2013, a net increased use of cash of $241.2 thousand. Under the terms of the Subscription Agreement, the Company was required to eliminate many of its obligations through settlement and release agreements (the “Exchange Agreements”). A significant portion of the change to operating liabilities is offset by the issuance of equity as described below under “Net Cash Provided by Financing Activities”.

In addition, the deterioration in operating results, with a net loss of $1,070.4 thousand in the first six months of 2014 as compared to a net loss of $756.2 thousand in the first six months of 2013, resulted in an increased cash use of $314.1 thousand, or 41.5%. In addition, stock-based compensation expense represented a smaller portion of the net loss in the first half of 2014 (an adjustment of $21.3 thousand) than it did in the first half of 2013 (an adjustment of $113.5 thousand). In aggregate, the net cash used in operating activities before the changes in operating assets and liabilities was $1,020.4 thousand in the six months ended June 30, 2014, as compared to $612.8 thousand in the 2013 comparable period, an increased use of $407.6 thousand).

Net cash provided by (used in) investing activities

No net cash was provided by (used in) investing activities in the six month periods ended June 30, 2014 and 2013.

Net cash provided by financing activities

Net cash provided by financing activities in the first six months of 2014 was $1,059.4 thousand as compared to $332.4 thousand in the first six months of 2013. In connection with the EFL Transaction, the Company issued an aggregate of 170,405,650 shares of common stock, par value $0.001, to EFL Tech for the First Closing and the Second Closing. Prior to December 31, 2013, EFL Tech had advanced the Company a total of $310.7 thousand in investor short-term advances to fund the Company’s operations up to the date of the First Closing. Such funds were recorded as short-term advances when they were received by the Company. As provided by the Subscription Agreement, the $310.7 thousand of short-term advances was settled by conversion into the Company’s common stock, par value $0.001, at the First Closing. In addition, the Company received cash proceeds of $939.3 thousand ($689.3 at the First Closing and $250.0 at the Second Closing) from EFL tech so that, in total, EFL Tech provided to the Company an aggregate of $1,250.0 thousand in cash, including $310.7 thousand that had been advanced to the Company in 2013 and was settled by conversion to equity at the First Closing.

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

The Company also paid the sum of $167.9 thousand in full payment of the promissory note payable to a former executive and current shareholder. In addition, the Company paid $31.3 to an unsecured holder of short-term debt and $6.0 thousand to the Company’s chief executive officer who had advanced such amount during the third quarter of 2013 to fund operations at a time when the Company’s cash was inadequate. In the second quarter of 2014, the Company received short-term debt of $20.0 thousand from a vendor to finance the Company’s operations during the bankruptcy filing, such debt secured by first liens on certain of the Company’s fixed assets.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table outlines payments due under the Company’s significant contractual obligations over the periods shown, exclusive of interest, as of June 30, 2014:

Payments Due by Period
Contractual Obligations at June 30, 2014	Less than One Year	One to Three years	Three to Five Years	More Than Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	59,373	-	-	138,537
Long-term debt obligations	-	-	-	-	-
Capital expenditure obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term obligations	-	-	-	-	-

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

ITEM 4.       CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined under the Exchange Act and the Sarbanes-Oxley Act of 2002 (“SOX”) Section 404(a). Based on this evaluation, we concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective. This conclusion was based on the existence of material weakness as discussed below. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ORYON TECHNOLOGIES, INC.
(Registrant)

Date: August 14, 2014	By: /s/ Thomas P. Schaeffer
Thomas P. Schaeffer Chief Executive Officer and Director

Date: August 14, 2014	By: /s/ Mark E. Pape
Mark E. Pape Chief Accounting Officer and Chief Financial Officer

