Form 10-Q
period 2014-09-30
Oryon Technologies, Inc.
filed 2014-12-09
CIK 1436164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 8, 2014, there were 252,333,438 shares of common stock, par value $0.001 per share, outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Filing for Protection Under Chapter 11 of the U.S. Bankruptcy Code

Oryon Technologies, Inc. (“Oryon” or the “Company”) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2014. The following is information relating to such filing.

1.	The name of the proceeding is In Re: Oryon Technologies, Inc., F/D/B/A Oryon Holdings, Inc., F/D/B/A Eaglecrest Resources, Debtor - EIN: 26-2623767 - 4251 Kellway Circle, Addison, Texas 75001.

2.	The identity of the court is The United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

3.	The above Court assumed jurisdiction of the above proceeding on May 6, 2014.

4.	No receiver, fiscal agent or similar officer has been appointed in the proceeding. No order confirming a plan of reorganization, arrangement or liquidation has been entered.

The filing was driven by a number of factors external to the Company’s on-going business, including the following:

a)	EFL Tech B.V., a Holland corporation (“EFL Holland”), which purchased a majority of Oryon's outstanding common stock under a Subscription Agreement that had its initial closing on January 21, 2014 (the “EFL Holland Transaction”), breached that agreement by failing to make a payment of $250,000 to Oryon on March 31, 2014 as required by such agreement.

b)	The composition of the Board of EFL Holland legally authorized to make decisions on behalf of, and the identity of the person(s) or entities legally authorized to vote the outstanding shares of, EFL Holland were misrepresented to Oryon, with different factions, advancing different agendas, vying for control of that company.

c)	Certain persons interested in EFL Holland, including George Hatzimihail, a director of EFL Holland, and his son, Alex Hatzimihail, Chief Executive Officer of EFL Tech Pty. Ltd. (an Australian corporation) but upon information and belief with no formal legal position with or connection to EFL Holland (collectively, the “Interested Parties”), conspired with Tony Chahine (upon information and belief a/k/a Antoine Chahine-Badr) the Chief Executive Officer of Myant Capital Partners, Inc., an Ontario, Canada garment manufacturer (“Myant”), subsequent to the closing of the EFL Holland Transaction, to provide Myant with a significant equity interest in, and to enable it to obtain substantial influence over or control of the operations and business of, Oryon. The Board of Directors of Oryon (after prolonged negotiations, and after careful and deliberate consideration of Myant’s offers, its history of putting companies which it acquired into bankruptcy, and Tony Chahine’s history of involvement in numerous court cases) had previously rejected bids by Myant to purchase a controlling equity interest in Oryon as insufficient and not in the best interests of the creditors and stockholders.

d)	M. Richard Marcus, the former Chief Executive Officer and a current affiliate and significant stockholder of Oryon, brought a lawsuit against Oryon and certain of its directors with respect to the EFL transaction seeking, inter alia, to unwind the EFL Holland transaction so that he, together with certain other Oryon stockholders, could sell a majority interest in Oryon to a third party for a price that reflects a control premium. Such lawsuit has consumed appreciable operating funds and management time, negatively impacting Oryon’s business activities.

e)	The Interested Parties and Tony Chahine have also conspired with M. Richard Marcus to gain his support for their efforts as described in paragraph (c) above.

f)	The Marcus lawsuit, as well as a lawsuit brought by Myant, created a business environment in which it was not possible for Oryon to attract additional investment funds outside of the protection of the Bankruptcy Court.

Oryon believes that its extensive electroluminescent (EL) patent portfolio, production-ready Elastolite® flexible lighting products and technology, wearable electronics market interest and customer support can create a healthy business under the reorganization protection of the Bankruptcy Court.

Confirmation of Plan of Reorganization under Chapter 11 Bankruptcy

On November 7, 2014 (the “Confirmation Date”) the Court entered an order (the “Confirmation Order”) (Exhibit10.1), confirming the Modified First Amended Chapter 11 Plan under Chapter 11 of the Bankruptcy Code (the “Plan”) (Exhibit10.2), proposed by the Company and EFL Tech B.V., a Netherlands corporation and the majority shareholder of the Company (“EFL Tech”). The Plan is subject to certain conditions (described in Note 17 to the Consolidated Financial Statements) that must be satisfied prior to the effective date of the Plan (the “Effective Date”).

Financial Statements – General

The accompanying consolidated balance sheets of Oryon Technologies, Inc. (the “Company”, “Oryon” or the “Registrant”) at September 30, 2014 (with comparative figures at December 31, 2013), the consolidated statements of operations for the quarters and nine month periods ended September 30, 2014 and 2013, the consolidated statements of cash flows for the nine month periods ended September 30, 2014 and 2013, and the consolidated statement of changes in shareholders’ equity (deficit) for the nine month periods ended September 30, 2014 and 2013, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included and all such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014, and in the Company’s other filings with the SEC since that date.

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

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$23,590	$44,741
Accounts Receivable, net of allowance for
doubtful accounts of $0 and $0, respectivelyt	30,049	21,182
Inventory (see note 2)	133,860	100,931
Other current assets	-	8,716
Total current assets	187,499	175,570

PROPERTY AND EQUIPMENT, NET (see note 3)	9,481	13,736

INTANGIBLE ASSETS, NET (see note 4)	97,340	114,652

OTHER LONG-TERM ASSETS (see note 5)	17,132	16,697

TOTAL ASSETS	$311,452	$320,655

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$731,839	$378,184
Deferred compensation (see note 6)	1,541	386,973
Current portion of promissory notes and other short-term debt (see note 7)	429,703	1,149,521
Other current liabilities (see note 8)	107,408	29,748
Total current liabilities	1,270,491	1,944,426

NOTES PAYABLE, NET (see note 9)	-	114,156

Total liabilities	1,270,491	2,058,582

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none
issued and outstanding (see note 13)	-	-
Common stock, $0.001 par value, 600,000,000 shares authorized, 252,333,438
and 62,660,778 shares issued and outstanding (see note 13)	252,334	62,661
Paid in capital	12,058,271	10,277,865
Accumulated deficit	(13,269,644)	(12,078,453)
Total equity (deficit)	(959,039)	(1,737,927)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$311,452	$320,655

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Quarters and Nine Month Periods Ended September 30, 2014 and 2013

(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Product sales	$37,290	$46,576	$88,996	$99,559
Cost of goods sold	(16,257)	(38,882)	(26,469)	(48,484)
Gross profit	21,033	7,694	62,527	51,075
Other	-	-	-	-
Total revenues	21,033	7,694	62,527	51,075
OPERATING EXPENSES
Applications development
Wages	7,128	31,566	34,306	100,278
Payroll taxes and benefits	2,424	5,170	11,429	17,279
Materials, equipment, services	9,345	25,017	150,769	103,954
Office and overhead	1,176	2,025	9,513	13,660
Total applications development expense	20,073	63,778	206,017	235,171
Sales and Marketing
Wages	-	18,000	-	54,000
Payroll taxes and benefits	-	1,389	-	4,185
Overhead	-	5,640	14,829	13,561
Outside services	-	6,000	6,000	7,000
Travel and entertainment	-	-	8,076	8,070
Total sales and marketing expense	-	31,029	28,905	86,816
General and Administrative
Wages	2,000	39,540	83,435	179,538
Payroll taxes and benefits	5,234	22,033	31,593	128,885
Overhead	23,743	35,993	94,613	104,477
Outside services	75,566	106,208	744,244	327,387
Travel and entertainment	231	8,309	19,825	9,996
Total general and administrative expense	106,774	212,083	973,710	750,283
Depreciation and Amortization	7,125	7,695	21,566	23,362

Total loss from operations	(112,939)	(306,891)	(1,167,671)	(1,044,557)

OTHER INCOME (EXPENSE)
Interest income	-	-	17	-
Interest expense	(7,884)	(9,904)	(23,537)	(28,461)
Total other income (expense)	(7,884)	(9,904)	(23,520)	(28,461)

NET LOSS BEFORE TAX	(120,823)	(316,795)	(1,191,191)	(1,073,018)

INCOME TAXES (see note 12)	-	-	-	-

NET LOSS AFTER TAX	$(120,823)	$(316,795)	$(1,191,191)	$(1,073,018)

Loss per share: basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding	252,333,438	62,660,778	225,893,097	62,660,778

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

For the Quarters Ended September 30, 2014 and 2013

	Shares	Common Stock, $0.001 par value	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2012	62,660,778	$62,661	$10,126,184	$-	$(10,686,133)	$(497,288)

Operating Results for the quarter ended March 31, 2013					(425,478)	(425,478)
Stock-based compensation expense			77,418			77,418

Balances at March 31, 2013	62,660,778	$62,661	$10,203,602	$-	$(11,111,611)	$(845,348)

Operating Results for the quarter ended June 30, 2013					(330,745)	(330,745)
Stock-based compensation expense			36,120			36,120

Balances at June 30, 2013	62,660,778	$62,661	$10,239,722	$-	$(11,442,356)	$(1,139,973)

Operating Results for the quarter ended September 30, 2013					(316,795)	(316,795)
Stock-based compensation expense			17,157			17,157

Balances at September 30, 2013	62,660,778	$62,661	$10,256,879	$-	$(11,759,151)	$(1,439,611)

Balances at December 31, 2013	62,660,778	$62,661	$10,277,865	$-	$(12,078,453)	$(1,737,927)

Operating Results for the quarter ended March 31, 2014					(648,055)	(648,055)
Issuance of common stock, financing transactions	170,405,650	170,406	1,079,594			1,250,000
Issuance of common stock in settlement of liabilities	19,267,010	19,267	675,983			695,250
Stock-based compensation expense			12,949			12,949

Balances at March 31, 2014	252,333,438	$252,334	$12,046,391	$-	$(12,726,508)	$(427,783)

Operating Results for the quarter ended June 30, 2014					(422,313)	(422,313)
Stock-based compensation expense			8,383			8,383

Balances at June 30, 2014	252,333,438	$252,334	$12,054,774	$-	$(13,148,821)	$(841,713)

Operating Results for the quarter ended September 30, 2014					(120,823)	(120,823)
Stock-based compensation expense			3,497			3,497

Balances at September 30, 2014	252,333,438	$252,334	$12,058,271	$-	$(13,269,644)	$(959,039)

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2014 and 2013

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,191,191)	$(1,073,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense on short-term notes	22,124	21,470
Stock-based compensation expense	24,829	130,695
Depreciation and amortization	21,568	23,361
Changes in operating assets and liabilities:
Accounts receivable -decrease (increase)	(8,867)	(21,587)
Inventory - decrease (increase)	(32,929)	(6,916)
Other current assets - decrease (increase)	8,716	1,252
Other long-term assets - decrease (increase)	(435)	455
Accounts payable - increase (decrease)	353,654	220,130
Deferred revenues - increase (decrease)	-	(6,000)
Deferred compensation - increase (decrease)	(385,432)	170,964
Other current liabilities - increase (decrease)	77,660	(17,045)
Net cash used in operating activities	(1,110,303)	(556,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term advances and increase in other short-term debt	49,716	418,168
Repayment of short-term debt and notes payable	(205,144)	(22,197)
Settlement of short-term debt by issuance of equity	(390,000)	-
Conversion of investor short-term advances into equity	(310,670)	-
Equity issued in conversion of investor short-term advances	310,670	-
Net cash proceeds from issuance of equity	939,330	-
Issuance of equity in settlement of short-term debt and other liabilities	695,250	-
Net cash provided by financing activities	1,089,152	395,971

Net increase (decrease) in cash and cash equivalents	(21,151)	(160,268)

Cash and cash equivalents, beginning of period	44,741	169,678

Cash and cash equivalents, end of period	$23,590	$9,410

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,414	$5,692
Debt and accrued interest converted to equity	$1,005,920	$-

The accompanying notes are an integral part of these financial statements.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

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

Oryon filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2014. At September 30, 2014, the Company had cash of $23,590 and had not yet achieved profitable operations. The Company has accumulated losses of $13,269,644 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to reorganize under the protection of the Bankruptcy Court is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014, and in the Company’s other filings with the SEC since that date including the Current Report on Form 8-K, filed on November 13, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

September 30, 2014

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

Other consideration provided to the Company at the First Closing for the sale of shares of Common Stock to EFL Tech consists of the following agreements, each of which was entered into and delivered by the Company and EFL Holdings Tech B.V., a Netherlands corporation (“EFL Holdings”), and an affiliate of EFL Tech, on January 21, 2014: (a) License Agreement (included herein as Exhibit 10.6) granting the Company an exclusive, worldwide, perpetual, sub-licensable, royalty-free, paid-up license (the “License Agreement”) for all of EFL Holding’s EL-related patents, trademarks and other intellectual property, both U.S. and international (the “EFL Holdings IP”); (b) Equipment Lease Agreement for certain printing equipment used in the production of electroluminescent (“EL”) lamps, the Company’s principal product, which EFL Holdings valued at $1.5 million, at no cost to Oryon (the “Equipment Lease”); and (c) Business Relationship Agreement pursuant to which EFL Holdings covenants that it will not, directly or indirectly, provide services to or otherwise engage in the business of manufacturing, designing, marketing, selling or distributing EL, or any products incorporating the EFL Holdings IP, other than through the ownership, management and control of the Company by EFL Tech. The above-referenced agreements contemplate that the Company will license, and will manufacture and market products incorporating, its EL-related intellectual property and the EFL Holdings IP as a combined intellectual property portfolio. Collectively, the above referenced agreements and the Subscription Agreement are referred to herein as the “EFL Transaction”.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

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

September 30, 2014

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

September 30, 2014

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

(Unaudited)

2. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$82,529	$88,486
Work in process	41,175	6,028
Finished goods	10,156	6,417
Total Inventory	$133,860	$100,931

3. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2014	2013

Leasehold improvements	$7,279	$7,279
Furniture and equipment	195,927	195,927
Property and equipment, gross	203,206	203,206
Accumulated depreciation	(193,725)	(189,470)
Net property and equipment	$9,481	$13,736

Depreciation expense was $1,355 and $1,924 for the three month periods ended September 30, 2014 and 2013, respectively, and $4,255 and $6,050 for the nine month periods ended September 30, 2014 and 2013, respectively.

4. Intangible Assets

As of September 30, 2014 and December 31, 2013, the Company’s only intangible assets consisted of patents with a gross carrying cost of $320,795 and accumulated amortization of $223,455 and $206,143, respectively. The remaining weighted average amortization period was 6.6 years at December 31, 2013. The estimated aggregate amortization expense in each of the years ending December 31, 2014 through December 31, 2017, is $23,084 per year.

The balances as of September 30, 2014, including intangible assets and accumulated amortization, are detailed as follows:

As of September 30, 2014
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(223,455)	$97,340

The balances as of December 31, 2013, including intangible assets and accumulated amortization, are detailed as follows:

As of December 31, 2013
Finite-Lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	15	$320,795	$(206,143)	$114,652

Amortization expense was $5,771 for each of the three month periods ended September 30, 2014 and 2013 and $17,312 for each of the nine month periods ended September 30, 2014 and 2013.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

(Unaudited)

5. Other Long Term Assets

Other long term assets consist of the following:

	September 30,	December 31,
	2014	2013
Investment in subsidiaries	$100	$100
Security deposits	7,032	6,597
Licenses	10,000	10,000
Total other assets	$17,132	$16,697

6. Deferred Compensation

Deferred compensation consists of the following:

	September 30,	December 31,
	2014	2013
Deferred wages	$-	$231,104
Deferred directors' fees	-	117,500
Accrued unpaid wages (incl. accrued tax)	1,541	20,227
Accrued taxes on deferred wages	-	18,142
Total deferred compensation	$1,541	$386,973

Effective September 1, 2011, employment agreements with certain executives were revised to provide for the indefinite deferral of unpaid wages until sufficient external funding was obtained. The aggregate deferred compensation as of December 31, 2013, was $231,104 and an additional $3,125 was deferred during the first quarter of 2014 between January 1, 2014 and January 21, 2014. As required by the Subscription Agreement, on January 21, 2014, the Company entered into Exchange Agreements by and between the Company and all persons who were owed deferred compensation. At the First Closing, pursuant to such Exchange Agreements, the Company issued an aggregate of 5,192,832 shares of Common Stock in exchange for the settlement and release of $187,383 in deferred compensation. Under the Exchange Agreements, the per-share exchange price for such debt was determined by the average of the closing prices of the Common Stock on the trading days commencing on December 1, 2013, and ending on January 20, 2014 (the day prior to the First Closing), which resulted in an exchange price of $0.036085 per share of Common Stock. The Company also paid the sum of $46,846 in cash to such creditors under the Exchange Agreement for the settlement and release of such amount of deferred compensation (for the settlement and release of a total of $234,229 of deferred compensation pursuant to such Exchange Agreements). The cash payment of $46,846 represented 20% of the total deferred compensation of $234,229 and provided the recipients with some liquidity to pay Federal employment taxes on the compensation Subsequent to completion of the Exchange Agreements, there were no deferred wages and the balance as of September 30, 2014, was $0.

An accrual equal to 7.85% of the deferred wages had been established for the employer’s Social Security and Medicare tax obligations that would be required to be paid at the time the deferred wages are paid. Such taxes were paid in full due to the settlement of the deferred wages as described above.

In November 2012, the Compensation Committee of the Board of Directors and the Board of Directors both approved a program of compensation for independent directors to compensate non-management directors for their services. Management directors receive no compensation for board service. Compensation for independent director services was established as $5,000 per calendar quarter, due at the end of each calendar quarter for services rendered during such period. In addition, the chairman of the Audit Committee receives extra compensation of $1,875 per calendar quarter and the chairman of the Compensation Committee receives extra compensation of $1,250 per calendar quarter. However, payment of cash compensation for director services has been deferred by the Board of Directors indefinitely. Directors are not paid for meetings attended. No directors’ fees were accrued in the third quarter of 2014 due to the bankruptcy proceedings.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

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

7. Current Portion of Promissory Notes and Other Short-Term Debt

Other short-term debt consists of the following:

	September 30,	December 31,
	2014	2013
Current portion, promissory notes payable	$-	$53,738
Other short-term debt	307,145	318,395
Short-term advances	29,716	706,670
Accrued interest	92,842	70,718
Total	$429,703	$1,149,521

“Current portion, promissory notes payable”

In December 2012, the Company executed a promissory note (the “Note”) payable to a former executive and current shareholder in order to consolidate its various obligations to such individual into a single instrument. The Note had an original balance of $211,418 and would have matured on September 16, 2016. Interest on the Note is incurred at WSJ Prime plus one percent per annum, which has resulted in a constant interest rate of 4.25% through March 31, 2014. The Note required monthly principal and interest payments of (a) $3,000 through March 31, 2014, (b) $4,500 from October 1, 2013 through September 30, 2014, (c) $6,000 from October 1, 2014 through September 30, 2015, (d) $7,500 from October 1, 2015 through September 30, 2016 and (e) all remaining principal on September 30, 2016. The remaining Note principal balance at December 31, 2013 of $167,894 was repaid in full during the first quarter of 2014 from a portion of the proceeds from the EFL Transaction.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

(Unaudited)

In addition, a vendor previously required that the outstanding accounts payable balance of $287,145 be converted to a promissory note. Such note accrues interest at 10% annually ($92,195 and $70,718 accrued through September 30, 2014, and December 31, 2013, respectively) and is payable upon demand. This note matured on December 15, 2011 and management has engaged in negotiations with the vendor to extend the note or replace it with a new promissory note.

During the second quarter of 2014, a customer advanced the Company $20,000, collateralized by certain of the Company’s equipment. It is anticipated that the Company will produce goods for the customer that will be delivered in lieu of repayment. The advance was documented with a promissory note and such note accrues interest at 10% annually ($647 accrued through September 30, 2014.

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

At September 30, 2014, short-term advances consisted of $29,716 provided to the Company by EFL during the third quarter of 2014 to assist the Company in funding its continuing operations. Such advance does not bear interest. It is anticipated that the advance will be repaid from investment capital to be made available to the Company at the time it is able to exit bankruptcy.

8. Other Current Liabilities

Other liabilities at September 30, 2014, and December 31, 2013, consist of accrued corporate operating expenses as estimated by management, including accruals for legal, tax preparation and accounting expenses.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

(Unaudited)

Following the Conversion on August 31, 2012, none of the principal and interest of the Notes remained outstanding, but the holders of the Notes retained the detachable warrants to purchase common stock at $0.3125 per share that they had received in connection with their investment in the Notes. The following table shows the number of shares of common stock that would have been issued if all the warrants related to the Notes were exercised as of September 30, 2014 and as of December 31, 2013:

As of September 30, 2014 and December 31, 2013
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

Rent expense relating to the operating lease agreement was $19,791 for each of the three month periods ended September 30, 2014 and 2013 and $59,373 for each of the nine month periods ended September 30, 2014 and 2013.

As of September 30, 2014, the future minimum payments required under all operating leases with terms in excess of one year were as follows:

Payments Due by Period
Contractual Obligations at September 30, 2014	Less than One Year	One to Three years	Three to Five Years	More Than Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	39,582	-	-	118,746
Long-term debt obligations	-	-	-	-	-
Capital expenditure obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term obligations	-	-	-	-	-

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

September 30, 2014

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

Other Commitments and Contingencies

As of September 30, 2014, none of the Company’s employees was covered by an employment agreement.

12. Income Taxes

The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities at September 30, 2014 are as follows:

September 30, 2014

Net operating loss carryforwards	$1,249,026

Depreciation	(2,184)

Amortization	16,778

Accrued miscellaneous	(19,772)

FMV warrants adjustment	182,025

Stock option compensation expense	123,482

Interest amortization	33,178

Total current deferred tax asset	1,582,533

Less: Valuation allowance	(1,582,533)

Net current deferred tax asset	$-

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

(Unaudited)

The Company has net operating loss carry forwards of approximately $3,673,607 at September 30, 2014, which begin expiring in 2030. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has recorded a valuation allowance for all deferred tax assets at September 30, 2014.

The Company is currently evaluating the tax impacts, if any, of the ownership change. The federal and state net operating loss carryovers of the Company may be limited in the amount that can be recognized in any one year. The full impact of this evaluation has not been determined as of the date of these financial statements.

13. Capital

The Company was incorporated under the laws of the State of Nevada on August 22, 2007 with 100,000,000 authorized common shares with a par value of $0.001. On August 6, 2010, the Company effected a forward split of its shares of common stock on the basis of six new shares for one existing share, and amended its Articles of Incorporation to increase its number of authorized shares of common stock to 600,000,000 shares of common stock, with a par value of $0.006 per share. On October 31, 2011, certain shareholders, including two executive officers, surrendered, in aggregate, 30,000,000 shares of the Company’s common stock for cancellation. On November 17, 2011, an additional 1,000,000 shares were surrendered for cancellation. On November 4, 2011, the Board of Directors reduced the par value of the common shares from $0.006 to $0.001 per share. As of September 30, 2014 and December 31, 2013, respectively, there were 252,333,438 and 62,660,778 shares of common stock issued and outstanding. The post-split common shares are shown as split from the date of inception.

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

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

(Unaudited)

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

At September 30, 2014, there were options exercisable for 6,358,774 shares outstanding at an average exercise price of $0.183 per share, consisting of fully vested options for 6,358,774 shares at an average exercise price of $0.183 per share.

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

Range of risk-free interest rates	0.669% - 2.812%
Expected term of options in years	5.003 – 6.256
Range of expected volatility	34.70% – 38.42%

A summary of option activity for the years ended December 31, 2013 and 2012 follows:

	For the year ended December 31,
	2013		2012

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	3,529,771	$0.275	2,363,104	$0.188
Granted	2,607,503	$0.125	1,166,667	$0.452
Exercised	-	$-	-	$-
Forfeited and expired	(240,000)	$0.311	-	$-
Outstanding at the end of the year	5,897,274	$0.183	3,529,771	$0.275
Exercisable at the end of the year	5,397,274	$0.183	2,879,771	$0.255

The Company recognized total compensation expense related to the stock options of $3,497 and $17,157 during the three month periods ended September 30, 2014, and 2013, respectively, and $24,829 and $130,695 during the nine month periods ended September 30, 2014 and 2013, respectively. Compensation expense related to stock options is included in selling, general and administrative expenses in the consolidated statement of operations. Total unrecognized compensation expense related to unvested unit options was $-0- and $12,804 at September 30, 2014, and December 31, 2013, respectively.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

(Unaudited)

Common stock options outstanding and exercisable at September 30, 2014 were as follows:

As of September 30, 2014
	Options Outstanding		Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Number Outstanding
$0.020	540,000	9.69	540,000
$0.030	765,000	9.26	765,000
$0.042	300,000	9.10	300,000
$0.080	227,500	9.01	227,500
$0.100	181,500	9.51	181,500
$0.110	500,000	8.94	500,000
$0.125	1,943,104	6.14	1,943,104
$0.153	53,922	8.75	53,922
$0.185	81,081	8.60	81,081
$0.210	300,000	8.59	300,000
$0.250	240,000	4.26	240,000
$0.343	340,000	8.30	340,000
$0.375	120,000	5.86	120,000
$0.395	266,667	8.11	266,667
$0.745	500,000	7.94	500,000
Total	6,358,774	7.81	6,358,774

The stock options exercisable at December 31, 2013, had an aggregate intrinsic value of $354,314. No options were exercised during 2014 or 2013.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

Warrants

On March 12, 2012, as discussed in Note 13 above, the Company fulfilled subscriptions for the issuance of 800,000 shares along with warrants having the right to purchase 800,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In June 2012, the Company fulfilled subscriptions for the issuance of 2,200,000 shares along with warrants having the right to purchase 2,200,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. In September 2012, the Company fulfilled subscriptions for the issuance of 1,000,000 shares along with warrants having the right to purchase 1,000,000 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Also in September 2012, the Company issued to a consultant warrants having the right to purchase 133,335 shares of common stock at the current exercise price of $0.50 per share, expiring in 5 years from the date of issuance. Therefore, shares that may potentially be issued upon the exercise of warrants as a result of subscriptions received by the Company and issued to consultants as of September 30, 2014 are as follows:

	Number of shares potentially issuable	Weighted average exercise price

Issued in fulfillment of subscriptions	4,000,000	0.50
Issued to consultant	133,335	0.50
Exercised	-	-

Total shares potentially issuable as of September 30, 2014	4,133,335	0.50

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

(Unaudited)

When subscriptions are fulfilled by the Company, the warrants related to each individual subscription are dated as of the date the subscription funds were received by the Company, regardless of the date on which the obligation is ultimately fulfilled. Therefore, all warrants have a term of five years from date the subscription funds were received.

At September 30, 2014, the remaining number of years to expiration and the weighted average term to expiration for the 4,133,335 outstanding warrants related to subscriptions that had been fulfilled through that date were as follows:

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

At both September 30, 2014 and December 31, 2013, the Company had issued warrants for 8,013,440 shares of common stock to the holders of the Notes (see note 9) and additional warrants for 107,672 shares of common stock to other individuals for a total of 8,121,112 warrants outstanding. Of the warrants outstanding, 42,672 were issued in 2009, exercisable at $0.375 per share and had a weighted average grant date fair value of $0.009. In 2010, 7,768,440 warrants were issued, exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.01. The remaining 310,000 warrants were issued in 2011, also exercisable at $0.3125 per share, having a weighted average grant date fair value of $0.008. The Company uses the modified Black-Scholes model to estimate the fair value of warrants on the date of issuance.

The Company has not included these common stock equivalents in earnings per share calculations as they are anti-dilutive due to the Company’s net losses incurred for the periods presented.

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

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

16. Going Concern

The Company has accumulated losses from inception through September 30, 2014 of $13,269,644, has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations.

The Company is currently seeking additional capital to fund its operations through the foreseeable future. If capital raising efforts are unsuccessful, discontinuance of operations is likely. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

17. Subsequent Events

The Company has evaluated subsequent events that occurred after September 30, 2014 through December 8, 2014, the date this report was available to be issued. Any material subsequent events that occurred during that time period have been properly recognized or disclosed in the Company’s financial statements.

Confirmation of Plan of Reorganization under Chapter 11 Bankruptcy

As previously reported, on May 6, 2014, the Company filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Court”), Case No. 14-32293.

On November 7, 2014 (the “Confirmation Date”) the Court entered an order (the “Confirmation Order”) (Exhibit10.1), confirming the Modified First Amended Chapter 11 Plan under Chapter 11 of the Bankruptcy Code (the “Plan”) (Exhibit10.2), proposed by the Company and EFL Tech B.V., a Netherlands corporation and the majority shareholder of the Company (“EFL Tech”). The Plan is subject to certain conditions, including the execution and delivery of the license agreement described below under “Material Features of the Plan,” that must be satisfied prior to the effective date of the Plan (the “Effective Date”).

The following is a summary of certain material features of the Plan as confirmed by the Bankruptcy Court pursuant to the Confirmation Order. This summary is not intended to be a complete description of the Plan, and is qualified in its entirety by reference to the full text of the Plan. Capitalized terms used but not defined herein shall have the meanings given to them in the Plan.

Material Features of the Plan

In General. The Plan provides for payment of the undisputed pre-petition claims listed in the Company’s Plan and all post-petition payables from (A) the proceeds of a $1.37 million cash infusion made by EL Flexible Signs or its affiliates, in exchange for 80 million newly-issued shares of common stock, $0.001 par value (the “Common Stock”), of the Company and a $250,000 payment by EFL Tech, constituting the final payment under the subscription agreement dated January 21, 2014 (the “Subscription Agreement”) pursuant to which EFL Tech was issued 129,832,877 newly-issued shares of Common Stock as specified therein and (B) cash on hand. The Subscription Agreement is incorporated herein by reference to Exhibit 2 to the Schedule 13D dated January 21, 2014 as filed with the Securities and Exchange Commission by EFL Tech and its affiliates on January 31, 2014.

The Plan further provides for the waiver of claims held by insiders and the establishment of a disputed claims reserve in the approximate amount of $106,000 for a single claim in dispute. EFL Tech will continue to be the majority shareholder of the Company and the Company will be operated by a new board of directors. The Plan also provides for dismissal of all claims in the litigation pending before the Bankruptcy Court and incorporates a settlement agreement dated September 24, 2014 between the Company, a former officer of the Company, and certain shareholders and their respective affiliates settling various disputes and controversies between the parties, as amended by the Plan (the “Settlement Agreement”) (Exhibit 10.3).

ORYON TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements (Continued)

September 30, 2014

(Unaudited)

Settlement Agreement. Pursuant to the Settlement Agreement the following actions will be effective as of the Effective Date:

1. The Company will pay M. Richard Marcus, the former Chief Executive Officer of the Company and certain of his affiliates, MRM Acquisitions, LLC and Oryon Capital LLC (collectively, “Marcus”), and Myant Capital Partners, Inc., an Ontario, Canada garment manufacturer, and Tony Chahine, the Chief Executive Officer of Myant (collectively, “Myant”) a combined total of $1.7 million, in the form of $600,000 in cash and execute and deliver to Marcus and Myant a promissory note dated November 7, 2014 in the original principal amount of $1.1 million (the “Promissory Note”). The Promissory Note will bear interest at six percent (6%) per annum, mature two (2) years from the date of the Promissory Note, and be secured by the Company’s patents and other intellectual property rights pursuant to a security agreement of even date (the “Security Agreement”). The Promissory Note will provide for principal payments as follows: $500,000 on or before ninety (90) days following the date of the Promissory Note, followed by fifteen (15) equal monthly payments each in the amount of $40,000 beginning ten (10) months after the date of the Promissory Note until maturity. The Promissory Note and Security Agreement are attached as Exhibits 10.4 and 10.5.

2. The Company will execute and deliver to Myant an exclusive license agreement with respect to the Company’s patents covering the geographic region of Canada (the “License Agreement”). The License Agreement is filed with the Commission as part of this Quarterly Report on Form 10-Q as Exhibit 10.2.

3. Marcus will surrender for cancellation all of their shares of Common Stock in the Company, consisting of 6,205,227 shares of Common Stock owned by Oryon Capital, LLC, 18,289,700 shares of Common Stock owned by MRM Acquisitions, LLC, and 1,300,310 shares of Common Stock owned by M. Richard Marcus, for a combined total of 25,795,237 shares of Common Stock.

4. All parties to the Settlement Agreement will fully release each other and dismiss all legal actions involving the Company.

Additional Agreements. Thomas P. Schaeffer, Larry L. Sears, Richard K. Hoesterey, and Clifton Shen (the members of the board of directors of the Company), and Donald M. Crook (collectively, the “Surrendering Parties”), and the Company, the members of the new board of directors of the Company, and EFL Tech and its affiliates will fully release each other from all legal actions involving the Company. In addition, the Surrendering Parties will surrender all shares of Common Stock and related warrants and options held in their names and in the names of their affiliates and family members. The total outstanding shares of Common Stock surrendered for cancellation by the Surrendering Parties was 8,025,127 shares of Common Stock.

Executory Contracts and Unexpired Leases. All pre-petition executory contracts and unexpired leases will be assumed by the Company, except for those executory contracts and/or unexpired leases rejected by the Company on or before the Confirmation Date or otherwise rejected under the Plan.

Equity Securities of the Company as of the Effective Date. As of the Effective Date the total issued and outstanding shares of Common Stock of the Company will be 428,345,951, after giving effect to the issuance of 209,832,877 shares of Common Stock to EFL Tech and EL Flexible Signs or its assigns and the surrender of 33,820,364 shares of Common Stock by Marcus and the Surrendering Parties. The issuance of such shares of Common Stock described above will be exempt from registration under the Securities Act pursuant to (i) Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization, and/or (ii) Section 4(a)(2) of the Securities Act because the issuance does not involve any public offering.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations of Oryon Technologies, Inc. and its subsidiaries for the three and nine month periods ended September 30, 2014 and 2013 and its financial condition as of September 30, 2014 and December 31, 2013, should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Comparison of the Three months ended September 30, 2014 to the Three months ended September 30, 2013

Gross Profit and Other Revenues

	For the Quarter Ended September 30,
	2014	2013	Change from 2013 to 2014
Revenues	$	$	$	%
Product sales	37,290	46,576	(9,286)	-19.9%
Cost of goods sold	(16,257)	(38,882)	22,625	-58.2%
Gross profit	21,033	7,694	13,339	173.4%
Royalty and license fees	-	-	-
Other	-	-	-
Total revenues	21,033	7,694	13,339	173.4%

Gross profit margin	56.4%	16.5%

Product sales decreased $9.3 thousand, or 19.9%, to $37.3 thousand for the three months ended September 30, 2014 from $46.6 thousand for the three months ended September 30, 2013. Gross profit and total revenues increased $13.3 thousand to $21.0 thousand, or 173.4%, from $7.7 thousand in the three months ended September 30, 2013, due to the increase in gross profit on product sales resulting from a decrease in the cost of goods sold as a percentage of product sales.

Cost of goods sold represented 43.6% of product sales revenues in the first three months of 2014 as compared to 83.5% in the first three months of 2013. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders. In addition, product sales may include the cost of design and engineering services that have little or no cost of goods sold.

Operating Expenses-Overview

Total operating expenses for the three months ended September 30, 2014, decreased $180.6 thousand, or 57.4%, to $134.0 thousand, from $314.6 thousand in the three months ended September 30, 2013, as shown in the table below:

	For the quarter ended		For the quarter ended
	September 30, 2014		September 30, 2013		Change
	$	%	$	%	$	%
Total applications development exp.	20,073	15.0%	63,778	20.3%	(43,705)	-68.5%
Total sales and marketing exp.	-	0.0%	31,029	9.9%	(31,029)	-100.0%
Total general and administrative exp.	106,774	79.7%	212,083	67.4%	(105,309)	-49.7%
Depreciation and amortization	7,125	5.3%	7,695	2.5%	(570)	-7.4%
Total operating expenses	133,972	100.0%	314,585	100.0%	(180,613)	-57.4%

The primary reason for the decrease in total operating expenses is the 49.7% decrease in general and administrative expense, as discussed below. In general, operating expenses declined in all sectors due to the reduced level of corporate activity in the 2014 period as a consequence of the bankruptcy status of the Company.

Applications Development Expense

	For the Quarter Ended September 30,
	2014	2013	Change from 2013 to 2014
Applications Development Expense	$	$	$	%
Wages	7,128	31,566	(24,438)	-77.4%
Payroll taxes and benefits	2,424	5,170	(2,746)	-53.1%
Materials, equipment, services	9,345	25,017	(15,672)	-62.6%
Office and overhead	1,176	2,025	(849)	-41.9%
Total applications development exp.	20,073	63,778	(43,705)	-68.5%

Total applications development expense decreased by $43.7 thousand or 68.5% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, largely due to the $24.4 thousand, or 77.4%, decrease in wages and the related $2.7 thousand or 53.1% decrease in payroll taxes and benefits, both resulting from the reduced number of development personnel in 2014 as compared to the same period in 2013. Materials, equipment and services expense also decreased due to the reduced level of overall operational activity resulting from the bankruptcy filing.

Sales and Marketing Expense

	For the Quarter Ended September 30,
	2014	2013	Change from 2013 to 2014
Sales and Marketing Expense	$	$	$	%
Wages	-	18,000	(18,000)	-100.0%
Payroll taxes and benefits	-	1,389	(1,389)	-100.0%
Overhead	-	5,640	(5,640)	-100.0%
Outside services	-	6,000	(6,000)	-100.0%
Travel and entertainment	-	-	-	NM
Total sales and marketing exp.	-	31,029	(31,029)	-100.0%

NM = Not Meaningful

 Total sales and marketing expense decreased to $-0- thousand in the first three months of 2014 from $31.0 thousand in the comparable quarter of 2013. The decrease of $31.0 thousand was due to the absence of sales personnel in the 2014 period.

General and Administrative Expense

	For the Quarter Ended September 30,
	2014	2013	Change from 2013 to 2014
General and Administrative Expense	$	$	$	%
Wages	2,000	39,540	(37,540)	-94.9%
Payroll taxes and benefits	5,234	22,033	(16,799)	-76.2%
Overhead	23,743	35,993	(12,250)	-34.0%
Outside services	75,566	106,208	(30,642)	-28.9%
Travel and entertainment	231	8,309	(8,078)	-97.2%
Total general and administrative exp.	106,774	212,083	(105,309)	-49.7%

General and administrative expense for the third quarter of the year decreased by $105.3 thousand, or 49.7%, to $106.8 thousand from $212.1 thousand in the prior year comparable period largely due to (a) the $30.6 thousand decrease in outside services expenses, as discussed below, and (b) the $37.5 thousand decrease in wages along with the related $16.8 thousand decrease in payroll taxes and benefits. Payroll taxes and benefits included stock option compensation expense for employees and consultants of $3.5 thousand in the quarter ended September 30, 2014, as compared to $17.2 thousand in the comparable quarter of 2013. Stock option compensation expense for directors is included in outside services expense, discussed below.

Outside services expenses decreased $30.6 thousand, or 28.9%, to $75.6 thousand in the three months ended September 30, 2014 from $106.2 thousand in the three months ended September 30, 2013, as shown in the table below.

	For the quarter ended		For the quarter ended
	September 30, 2014		September 30, 2013		Change
	$	%	$	%	$	%

Legal expenses	18,820	24.9%	30,159	28.4%	(11,339)	-37.6%
Accounting and audit expenses	12,650	16.7%	21,048	19.8%	(8,398)	-39.9%
Directors' fees and expenses	11,875	15.7%	18,125	17.1%	(6,250)	-34.5%
Public relations expenses	5,894	7.8%	3,115	2.9%	2,779	89.2%
Consulting	17,567	23.3%	25,433	24.0%	(7,866)	-30.9%
Payroll processing expenses	254	0.3%	595	0.6%	(341)	-57.3%
Banking Fees	-	0.0%	118	0.1%	(118)	-100.0%
Stock transfer agent and filing fees	8,506	11.3%	7,615	7.2%	891	11.7%
Total G&A outside services	75,566	100.0%	106,208	100.0%	(30,642)	-28.9%

The primary reason for the decrease in outside services expense is the $11.3 thousand, or 37.6%, decrease in legal expenses in the third quarter of 2014 as compared to the third quarter of 2013. As discussed in Note 11 to the financial statements, the Company has been conducting vigorous legal defenses against two lawsuits. Although some of defense costs have been covered by insurance, the Company’s directors’ and officers’ insurance policy carries substantial deductible requirements.

In connection with the EFL Transaction, one director voluntarily resigned from the Board of Directors effective January 21, 2014, thereby eliminating the requirement for the quarterly accrual of fees for his service for the third quarter of 2014. Largely as a result of this director’s resignation, directors’ fees and expenses for the three months ended September 30, 2014, decreased by $6.3 thousand as compared to the three month period ended September 30, 2013. No stock option compensation expense for directors was incurred in the third quarters of 2014 and 2013.

Public relations expense increased by $2.8 thousand to $5.9 thousand in the three months ended September 30, 2014 as compared to $3.1 thousand in the three months ended September 30, 2013. The expense in 2014 is for press releases and the cost of public relations consultants in connection with the communications to the public about the status of the bankruptcy process.

Other expense categories such as consulting, payroll processing expenses and banking fees decreased from the comparable year period due to the reduced level of corporate activity resulting from the Company’s bankruptcy.

Other Income (Expense)

Interest expense decreased $2.0 thousand, or 20.4%, to $7.9 thousand for the three months ended September 30, 2014, from $9.9 thousand in the three months ended September 30, 2013, due to the lower principal amount of debt outstanding as a result of the full payment of the notes payable earlier in 2014, as reported in notes 7 and 9 to the financial statements. Interest expense for the reported periods consisted only of interest on promissory notes payable and other short-term debt.

Taxes

For the three months ended September 30, 2014, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses may be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred.

Comparison of the Nine months ended September 30, 2014 to the Nine months ended September 30, 2013

Gross Profit and Other Revenues

	For the Nine Months Ended September 30,
	2014	2013	Change from 2013 to 2014
Revenues	$	$	$	%
Product sales	88,996	99,559	(10,563)	-10.6%
Cost of goods sold	(26,469)	(48,484)	22,015	-45.4%
Gross profit	62,527	51,075	11,452	22.4%
Royalty and license fees	-	-	-
Other	-	-	-
Total revenues	62,527	51,075	11,452	22.4%

Gross profit margin	70.3%	51.3%

Product sales decreased $10.6 thousand, or 10.6%, to $89.0 thousand for the nine months ended September 30, 2014 from $99.6 thousand for the nine months ended September 30, 2013. Gross profit and total revenues increased $11.5 thousand to $62.5 thousand, or 22.4%, from $51.1 thousand in the nine months ended September 30, 2013, due to the increase in gross profit on product sales resulting from a decrease in the cost of goods sold as a percentage of product sales that more than offset the decrease in product sales revenues.

Cost of goods sold represented 29.7% of product sales revenues in the first nine months of 2014 as compared to 48.7% in the first nine months of 2013. Each of the Company’s sales is separately negotiated with the specific customer. The Company endeavors to obtain the highest sales price for its products that can be negotiated with the customer and does not establish sales prices based on a “cost plus” analysis. Therefore, the cost of goods sold as a percentage of product sales revenue can be expected to vary significantly from period to period depending on the specific customers’ product orders. In addition, product sales may include the cost of design and engineering services that have little or no cost of goods sold.

Operating Expenses-Overview

Total operating expenses for the nine months ended September 30, 2014, increased $134.6 thousand, or 12.3%, to $1,230.2 thousand, from $1,095.6 thousand in the nine months ended September 30, 2013, as shown in the table below:

	For the nine months ended		For the nine months ended
	September 30, 2014		September 30, 2013		Change
	$	%	$	%	$	%
Total applications development exp.	206,017	16.8%	235,171	21.5%	(29,154)	-12.4%
Total sales and marketing exp.	28,905	2.4%	86,816	7.9%	(57,911)	-66.7%
Total general and administrative exp.	973,710	79.2%	750,283	68.5%	223,427	29.8%
Depreciation and amortization	21,566	1.8%	23,362	2.1%	(1,796)	-7.7%
Total operating expenses	1,230,198	100.0%	1,095,632	100.0%	134,566	12.3%

The primary reason for the increase in total operating expenses is the 29.8% increase in general and administrative expense, as discussed below.

Applications Development Expense

	For the Nine Months Ended September 30,
	2014	2013	Change from 2013 to 2014
Applications Development Expense	$	$	$	%
Wages	34,306	100,278	(65,972)	-65.8%
Payroll taxes and benefits	11,429	17,279	(5,850)	-33.9%
Materials, equipment, services	150,769	103,954	46,815	45.0%
Office and overhead	9,513	13,660	(4,147)	-30.4%
Total applications development exp.	206,017	235,171	(29,154)	-12.4%

Total applications development expense decreased by $29.2 thousand or 12.4% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, due to the $66.0 thousand, or 65.8%, decrease in wages and the related $5.9 thousand, or 33.9%, decrease in payroll taxes and benefits as a result of the decrease in personnel associated with the bankruptcy process. This decrease was substantially offset by the $46.8 thousand increase in the cost of materials that was largely due to $45.6 thousand in costs associated with the production of products ordered by EFL Tech, for which no net revenue has been reported. The sales price for the materials that could have been invoiced to EFL Tech was $54.1 thousand, but management has not invoiced for the product due to the possibility that EFL Tech will not make payment as a consequence of the Company’s legal matters.

Sales and Marketing Expense

	For the Nine Months Ended September 30,
	2014	2013	Change from 2013 to 2014
Sales and Marketing Expense	$	$	$	%
Wages	-	54,000	(54,000)	NM
Payroll taxes and benefits	-	4,185	(4,185)	NM
Overhead	14,829	13,561	1,268	9.4%
Outside services	6,000	7,000	(1,000)	-14.3%
Travel and entertainment	8,076	8,070	6	0.1%
Total sales and marketing exp.	28,905	86,816	(57,911)	-66.7%

Total sales and marketing expense decreased to $28.9 thousand in the first nine months of 2014 from $86.8 thousand in the first nine months of 2013. The decrease of $57.9 thousand or 66.7% is largely due to the to the $54.0 thousand decrease in wages along with the related $4.2 thousand decrease in payroll taxes and benefits resulting from the absence of sales personnel in 2014.

General and Administrative Expense

	For the Nine Months Ended September 30,
	2014	2013	Change from 2013 to 2014
General and Administrative Expense	$	$	$	%
Wages	83,435	179,538	(96,103)	-53.5%
Payroll taxes and benefits	31,593	128,885	(97,292)	-75.5%
Overhead	94,613	104,477	(9,864)	-9.4%
Outside services	744,244	327,387	416,857	127.3%
Travel and entertainment	19,825	9,996	9,829	98.3%
Total general and administrative exp.	973,710	750,283	223,427	29.8%

General and administrative expense for the first nine months of the year increased by $223.4 thousand, or 29.8%, to $973.7 thousand from $750.3 thousand in the prior year comparable period largely due to (a) the $416.9 thousand increase in outside services expenses, as discussed below, offset by (b) the $96.1 decrease in wages along with the related $97.3 decrease in payroll taxes and benefits. The decrease in payroll taxes and benefits is largely due to a decrease in stock option compensation expense for employees and consultants to $24.9 thousand in the nine months ended September 30, 2014, from $111.1 thousand in the comparable period of 2013, a decrease of $86.2 thousand. Stock option compensation expense for directors is included in outside services expense, discussed below.

Outside services expenses increased $416.9 thousand, or 127.3%, to $744.2 thousand in the nine months ended September 30, 2014 from $327.4 thousand in the nine months ended September 30, 2013, as shown in the table below.

	For the nine months ended		For the nine months ended
	September 30, 2014		September 30, 2013		Change
	$	%	$	%	$	%

Legal expenses	566,925	76.2%	72,999	22.3%	493,926	676.6%
Accounting and audit expenses	48,442	6.5%	45,432	13.9%	3,010	6.6%
Directors' fees and expenses	(6,042)	-0.8%	74,176	22.7%	(80,218)	-108.2%
Public relations expenses	27,924	3.8%	3,115	1.0%	24,809	796.4%
Consulting	88,792	11.9%	82,758	25.3%	6,034	7.3%
Payroll processing expenses	1,002	0.1%	1,813	0.6%	(811)	-44.7%
Banking Fees	470	0.1%	632	0.2%	(162)	-25.6%
Stock transfer agent and filing fees	16,731	2.3%	46,462	14.2%	(29,731)	-64.0%
Total G&A outside services	744,244	100.0%	327,387	100.0%	416,857	127.3%

The primary reason for the increase in outside services expense is the $493.9 thousand, or 676.6%, increase in legal expenses in the first nine months of 2014 as compared to the first nine months of 2013. As discussed in Note 11, the Company has been conducting vigorous legal defenses against two lawsuits, while also incurring legal costs associated with the bankruptcy process. Although some of the legal defense costs have been covered by insurance, the Company’s directors’ and officers’ insurance policy carries substantial deductible requirements.

In connection with the EFL Transaction, the Company was required to eliminate much of its corporate debt obligations, including the deferred directors’ fees that had been accrued. Two directors agreed to settle their balances through the Exchange Agreements whereby they received a combination of cash and common stock in settlement. A third director voluntarily agreed to waive his deferred director’s fees in the amount of $41.7 thousand, which amount was applied in the first quarter of 2014, offsetting the quarterly accrual for directors’ fees expense and creating a negative balance for the first quarter that also resulted in a negative balance for the first nine months of 2014. The director also resigned from the Board of Directors effective January 21, 2014, thereby eliminating the requirement for the accrual of fees for service for 2014. As a result of this director’s fee waiver and resignation, directors’ fees and expenses for the nine months ended September 30, 2014, decreased by $80.2 thousand as compared to the nine month period ended September 30, 2013. Also, directors’ fees and expenses included stock option compensation expense of $-0- in the nine months ended September 30, 2014, as compared to $19.6 thousand in the comparable period in 2013.

Public relations expense increased by $24.8 thousand to $27.9 thousand in the nine months ended September 30, 2014, as compared to $3.1 thousand in the nine months ended September 30, 2013. The expense in 2014 is for press releases and the cost of public relations consultants in connection with the communications to the public about the EFL Transaction and the status of the bankruptcy process.

Other Income (Expense)

Interest expense decreased $4.9 thousand, or 17.3%, to $23.5 thousand for the nine months ended September 30, 2014, from $28.5 thousand in the nine months ended September 30, 2013, due to the lower principal amount of debt outstanding as a result of the full payment of the notes payable earlier in 2014, as reported in notes 7 and 9 to the financial statements. Interest expense for the reported periods consisted only of interest on promissory notes payable and other short-term debt.

Taxes

For the nine months ended September 30, 2014, the Company incurred substantial losses and subsequently has no tax obligation. Although the incurred losses can be carried forward to offset future taxable income, within certain limitations, the Company cannot reliably forecast when profitable operations will occur. Accordingly, the Company has not recorded any deferred tax assets related to the losses incurred.

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

Our current cash requirements are significant due to planned applications development and marketing of our current technology, and we anticipate generating additional operating monthly losses at least through the middle of 2015. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. Our management cannot guarantee that we will be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. Moreover, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and production expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve to twenty-four months, as we look to expand our asset base and fund marketing, development and production of our technology.

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

Sources and uses of funds

As of September 30, 2014, Oryon had cash and equivalents on hand of $23.6 thousand, and negative working capital of $1,083.0 thousand. Management of the Company recognizes that its cash on hand and working capital will not be sufficient to meet its anticipated cash requirements in the near term and is actively seeking additional capital funding. Any failure to secure additional financing would limit the Company’s ability to continue as a going concern and force management to modify the business strategy.

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

Net cash provided by (used in) operating activities

Net cash used in operating activities for the nine months ended September 30, 2014 increased by $554.1 thousand to a use of $1,110.3 thousand, as compared to a use of $556.2 thousand for the nine months ended September 30, 2013. The primary reason, aside from the significantly increased operating loss (see below), was the decreased aggregate change in the operating assets and liabilities that occurred in the first nine months of 2014, largely as a result of the EFL Transaction. In the nine months ended September 30, 2014, the aggregate changes in operating assets and liabilities resulted in a total source of cash of $12.4 thousand, as compared to cash provided of $362.8 thousand in the comparable period in 2013, a net reduced source of cash of $350.5 thousand. Under the terms of the Subscription Agreement, the Company was required to eliminate many of its obligations through settlement and release agreements (the “Exchange Agreements”). A significant portion of the change to operating liabilities is offset by the issuance of equity as described below under “Net Cash Provided by Financing Activities”.

In addition, the deterioration in operating results, with a net loss of $1,191.2 thousand in the first nine months of 2014 as compared to a net loss of $1,073.0 thousand in the first nine months of 2013, resulted in an increased cash use of $118.3 thousand, or 11.0%. In addition, stock-based compensation expense represented a smaller portion of the net loss in the first half of 2014 (an adjustment of $24.8 thousand) than it did in the first half of 2013 (an adjustment of $130.7 thousand). In aggregate, the net cash used in operating activities before the changes in operating assets and liabilities was $1,122.7 thousand in the nine months ended September 30, 2014, as compared to $897.5 thousand in the 2013 comparable period, an increased use of $225.2 thousand).

Net cash provided by (used in) investing activities

No net cash was provided by (used in) investing activities in the nine month periods ended September 30, 2014 and 2013.

Net cash provided by financing activities

Net cash provided by financing activities in the first nine months of 2014 was $1,089.2 thousand as compared to $396.0 thousand in the first nine months of 2013. In connection with the EFL Transaction, the Company issued an aggregate of 170,405,650 shares of common stock, par value $0.001, to EFL Tech for the First Closing and the Second Closing. Prior to December 31, 2013, EFL Tech had advanced the Company a total of $310.7 thousand in investor short-term advances to fund the Company’s operations up to the date of the First Closing. Such funds were recorded as short-term advances when they were received by the Company. As provided by the Subscription Agreement, the $310.7 thousand of short-term advances was settled by conversion into the Company’s common stock, par value $0.001, at the First Closing. In addition, the Company received cash proceeds of $939.3 thousand ($689.3 at the First Closing and $250.0 at the Second Closing) from EFL tech so that, in total, EFL Tech provided to the Company an aggregate of $1,250.0 thousand in cash, including $310.7 thousand that had been advanced to the Company in 2013 and was settled by conversion to equity at the First Closing.

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

Short-term advances in the nine months ended September 30, 2014, consisted of $20.0 thousand advanced to the Company by a customer in return for a promissory note bearing interest at 10% per annum and collateralized by certain of the Company’s fixed assets. The customer and the Company expect the advance to be repaid in whole or in part by the delivery of products to the customer from the Company related to purchase orders the customer previously delivered to the Company. In addition, during the quarter ended September 30, 2014, EFL advanced a total of $29.7 thousand to assist the Company in maintaining operational capabilities throughout the bankruptcy process. It is anticipated that these advances will be repaid at the time the Company exits bankruptcy from additional equity proceeds provided by EFL or other investors.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table outlines payments due under the Company’s significant contractual obligations over the periods shown, exclusive of interest, as of September 30, 2014:

Payments Due by Period
Contractual Obligations at September 30, 2014	Less than One Year	One to Three years	Three to Five Years	More Than Five Years	Total
	($)	($)	($)	($)	($)
Operating lease obligations	79,164	39,582	-	-	118,746
Long-term debt obligations	-	-	-	-	-
Capital expenditure obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term obligations	-	-	-	-	-

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined under the Exchange Act and the Sarbanes-Oxley Act of 2002 (“SOX”) Section 404(a). Based on this evaluation, we concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective. This conclusion was based on the existence of material weakness as discussed below. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The information regarding the Company’s legal proceedings is provided in Notes 11 and 17 to the Consolidated Financial Statements provided in Part I of this filing, which Notes are specifically incorporated into this Part II by reference.

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

Cancellation of Shares in Connection with the Confirmation of Plan of Reorganization under Chapter 11 Bankruptcy. Information regarding the surrender and cancellation of shares in connection with the Confirmation of the Company’s Plan of Reorganization is provided in Note 17 to the Consolidated Financial Statements provided in Part I of this filing, which Note 17 is specifically incorporated into this Part II by reference.

Thomas P. Schaeffer, Larry L. Sears, Richard K. Hoesterey, and Clifton Shen (the members of the board of directors of the Company), and Donald M. Crook (collectively, the “Surrendering Parties”), and the Company, the members of the new board of directors of the Company, and EFL Tech and its affiliates will fully release each other from all legal actions involving the Company. In addition, the Surrendering Parties will surrender all shares of Common Stock and related warrants and options held in their names and in the names of their affiliates and family members. The total outstanding shares of Common Stock surrendered for cancellation by the Surrendering Parties was 8,025,127 shares of Common Stock.

M. Richard Marcus, the former Chief Executive Officer of the Company and certain of his affiliates, MRM Acquisitions, LLC and Oryon Capital LLC (collectively, “Marcus”), will surrender for cancellation all of their shares of Common Stock in the Company, consisting of 6,205,227 shares of Common Stock owned by Oryon Capital, LLC, 18,289,700 shares of Common Stock owned by MRM Acquisitions, LLC, and 1,300,310 shares of Common Stock owned by M. Richard Marcus, for a combined total of 25,795,237 shares of Common Stock.

Issuance of Shares in Connection with the Confirmation of Plan of Reorganization under Chapter 11 Bankruptcy. Information regarding the issuance of shares in connection with the Confirmation of the Company’s Plan of Reorganization is provided in Note 17 to the Consolidated Financial Statements provided in Part I of this filing, which Note 17 is specifically incorporated into this Part II by reference. The Plan provides for payment of the undisputed pre-petition claims listed in the Company’s Plan and all post-petition payables from (A) the proceeds of a $1.37 million cash infusion made by EL Flexible Signs or its affiliates, in exchange for 80 million newly-issued shares of common stock, $0.001 par value (the “Common Stock”), of the Company and a $250,000 payment by EFL Tech, constituting the final payment under the subscription agreement dated January 21, 2014 pursuant to which EFL Tech will be issued 129,832,877 newly-issued shares of Common Stock as specified therein and (B) cash on hand.

As of the Effective Date, the total issued and outstanding shares of Common Stock of the Company will be 428,345,951, after giving effect to the issuance of 209,832,877 shares of Common Stock to EFL Tech and EL Flexible Signs or its assigns and the surrender of 33,820,364 shares of Common Stock by Marcus and the Surrendering Parties.

The issuance of such shares of Common Stock will be exempt from registration under the Securities Act pursuant to (i) Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization, and/or (ii) Section 4(a)(2) of the Securities Act because the issuance does not involve any public offering.

Change in Control. Effective at the First Closing, on January 21, 2014, EFL Tech became the holder of 51.0% of the Company’s issued and outstanding shares Common Stock under the terms of the Subscription Agreement, and, on February 28, 2014, became the holder of 63.0% of the Company’s shares of Common Stock on a fully diluted basis (reflecting the occurrence of the Second Closing). After the Plan of Reorganization is effective, EFL Tech will hold 70.1% and EL Flexible Signs will hold 18.7% of the shares of Common Stock issued and outstanding.

ITEM 5	OTHER MATTERS

Departure and Election of Directors in Connection with the Subscription Agreement. On January 21, 2014, effective at the First Closing, the following events occurred:

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

Departure and Election of Directors in Connection with the Confirmation of the Plan of Reorganization under Chapter 11 Bankruptcy. As reported in Item 5.02 of the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2014, which is incorporated herein by reference, pursuant to the Plan, the following directors will cease to be members of the board of directors of the Company as of the Effective Date: Thomas P. Schaeffer, Larry L. Sears, Richard K. Hoesterey and Clifton Shen. In addition, Thomas P. Schaeffer will cease to serve as Chief Executive Officer of the Company and Mark E. Pape will cease to serve as Chief Financial Officer. Pursuant to the Plan, as of the Effective Date, three individuals associated with EFL Tech will be appointed members of the board of directors of the Company and the new board of directors will appoint a Chief Executive Officer and a Chief Financial Officer.

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

ITEM 6	EXHIBITS

The following exhibits are included as part of this report and are filed herewith:

Exhibit No.	Description

10.1	Order Confirming Debtors’ Chapter 11 Plan of Reorganization (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 13, 2014)
10.2	Plan Proponents’ Modified First Amended Chapter 11 Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 13, 2014)
10.3	Settlement Agreement dated September 14, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 13, 2014)
10.4	Secured Promissory Note dated November 7, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 13, 2014)
10.5	Intellectual Property Security Agreement dated November 7, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 13, 2014)
10.6	License Agreement*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

___________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORYON TECHNOLOGIES, INC.
(Registrant)

Date: December 8, 2014	By: /s/ Thomas P. Schaeffer
Thomas P. Schaeffer Chief Executive Officer and Director

Date: December 8, 2014	By: /s/ Mark E. Pape
Mark E. Pape Chief Financial Officer, Chief Accounting Officer, Secretary and Director

